Form 10-K405
period 1999-12-31
AMERICAN PLUMBING & MECHANICAL INC
filed 2000-03-30
CIK 1072258

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                         COMMISSION FILE NO. 333-81139

                      AMERICAN PLUMBING & MECHANICAL, INC.
             (Exact name of Registrant as Specified in Its Charter)

                   DELAWARE                                      76-0577626
         (State or Other Jurisdiction                          (IRS Employer
      of Incorporation or Organization)                     Identification No.)

            1950 LOUIS HENNA BLVD.
              ROUND ROCK, TEXAS                                    78664
   (Address of Principal Executive Offices)                      (Zip Code)

     Securities to be registered pursuant to Section(b) of the Act:

                                      NONE

     Securities to be registered pursuant to Section(g) of the Act:

                                      NONE

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 24, 2000, there were outstanding 12,609,059 shares of common stock and 2,423,517 shares of Class B common stock of the Registrant. The aggregate market value of voting stock held by non-affiliates of the Registrant is not determinable as such shares were privately placed and there is no public market for such shares.

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      NONE

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           FORWARD-LOOKING STATEMENTS

     The following report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act which are intended to be covered by safe harbors created thereby. Readers are cautioned that such information involves risks and uncertainties, including those created by general market conditions, competition and the possibility that events may occur which limit the ability of American Plumbing & Mechanical, Inc. ("AMPAM" or the "Company") to maintain or improve its operating results. All statements, other than statements of historical facts, included or incorporated by reference in this annual report that address activities, events or developments that the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), business strategy and measures to implement such strategy, competitive strengths, goals, expansion and growth of the Company's business and operations, plans, references to future success as well as other statements which include words such as "anticipate," "believe," "plan," "estimate," "expect," and "intend" and other similar expressions, constitute forward-looking statements. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

                                     PART I

ITEM 1. BUSINESS

     American Plumbing & Mechanical, Inc., a Delaware corporation, is the largest company in the United States focused primarily on the plumbing contracting services industry. AMPAM also provides heating, ventilation and air conditioning ("HVAC") and mechanical contracting services. On April 1, 1999, AMPAM acquired ten U.S. companies (the "Founding Companies"), which, individually, are leading regional providers of plumbing and mechanical contracting services, and commenced operations as one company. AMPAM believes that by combining these regional leaders into one organization, AMPAM has created a national provider, and will be able to strengthen and broaden relationships with its consolidating customer base, and enhance its operating efficiency. The Founding Companies have been in business for an average of approximately 31 years and, performed plumbing and mechanical contracting services in 24 states in 1999. AMPAM subsequently acquired in 1999 all of the outstanding stock of two companies and the assets of a third company (the "Subsequent Acquisitions" and collectively with the "Founding Companies", the "Acquired Companies").

     AMPAM provides plumbing, HVAC and mechanical contracting services to single family residential, multifamily residential and commercial/institutional customers. The commercial/ institutional market includes retail establishments, office buildings, hotels, assisted-living centers, waste water and water purification plants, manufacturing plants and other industrial complexes, and public and private institutional buildings including schools, hospitals, dormitories, military and other governmental facilities, stadiums, arenas, convention centers, airports and prisons. During 1999, AMPAM derived approximately 54%, 19%, and 27% of its pro forma revenues from single family residential, multifamily residential and commercial/institutional customers, respectively.

     AMPAM's strategy is to conduct its operations on a decentralized basis. Senior management of the Acquired Companies has retained primary responsibility for operations, profitability and growth of their respective business units. AMPAM believes that a decentralized operating strategy, balanced by centralized financial and accounting controls, retains the entrepreneurial approach of the Acquired Companies and helps preserve strong customer relationships.

INDUSTRY OVERVIEW

     General. Virtually all construction and renovation in the United States generates demand for plumbing and mechanical contracting services. Generally, AMPAM estimates that the plumbing and mechanical contracting work it performs accounts for approximately 8% to 12% of the total construction cost of commercial/institutional projects, and 5% to 10% of the total construction cost of residential projects.

     The plumbing and mechanical contracting service industry is highly fragmented, and AMPAM estimates it to include at least 40,000 companies. Generally, these companies are small, owner-operated, independent contractors who serve customers in a local market, and therefore have limited access to capital for investment in infrastructure, technology and expansion. AMPAM estimates approximately 150, or 0.4% of all industry participants, had annual sales greater than $20 million, and no single company accounted for more than 1.0% of the estimated $28.0 billion in 1999 expenditures for plumbing and mechanical contracting services in the United States.

     AMPAM's customers include local, regional and national single family and multifamily builders and developers, as well as, general contractors, commercial developers, manufacturing and other industrial corporations, and governmental agencies. Typical construction projects include the installation, maintenance and repair of domestic water systems, sanitary waste and vent systems, fire protection systems, natural gas piping systems, integrated systems that transport hot and chilled water, steam, fuels, and other liquid and gaseous substances, and the related equipment such as water heaters, plumbing fixtures, boilers, chillers and pumps. In some areas of the country, the Company also installs heating, ventilation and air conditioning systems. AMPAM believes that these large customers generally select plumbing and mechanical contractors with a large, trained workforce that are able to meet their location and scheduling requirements, while also providing reliable high-quality service. A significant portion of AMPAM's contracts are obtained on negotiated terms through existing customer relationships instead of a competitive bid process. Because many projects utilize repetitive floor plans, AMPAM is able to prefabricate some of the material necessary to complete the project which ultimately increases productivity and profitability by reducing construction time, labor costs and skill requirements.

     The level of construction activity depends on many factors including, interest rates, tax considerations, demand for housing and general economic conditions. AMPAM serves many of the more rapidly growing metropolitan areas, including Orlando, Tampa, Jacksonville, Ft Meyers, Miami and Pensacola, Florida; Atlanta, Georgia; Charlotte, North Carolina; Arlington, Virginia; Washington D.C.; Austin, Houston, Dallas, and San Antonio, Texas; Cincinnati, and Columbus, Ohio; Phoenix, Arizona; Las Vegas, Nevada; Riverside, Los Angeles, San Diego, and the San Fernando Valley, California, among others. The Company also has the ability to mobilize its workforce to other geographic markets based on the demands of its customers. These metropolitan areas have experienced significant new construction activity over the last several years and demographic trends indicate continued growth in these areas.

OPERATING STRATEGY

     AMPAM has and will continue to leverage the geographical presence and competitive strengths of its subsidiaries with the objective of expanding existing customer relationships beyond their historical geographic boundaries. AMPAM has also begun to replicate various best practices used by some of its subsidiaries throughout the remainder of its operations in an effort to increase profitability. AMPAM has already achieved cost reductions through combined purchasing of casualty, workers compensation and liability insurance, and is pursuing agreements with various material manufacturers to reduce costs based on the combined purchasing volume of the Company. The most significant constraint on the growth of the Company is the lack of trained and qualified employees, and AMPAM has developed a comprehensive benefits program, in order to attract and retain the employees necessary for growth.

GROWTH STRATEGY

     The Company believes that the highly fragmented nature of the plumbing and mechanical contracting industry offers unique opportunities for it to pursue its "best in class" acquisition strategy. We are focused on acquiring companies with leading market positions, stable operating histories, prospects for growth, and strong management. AMPAM intends to pursue acquisition candidates that serve geographic markets not currently served by its existing subsidiaries. This allows the Company to expand its geographic coverage in order to strengthen and support its relationships with its large regional and national customers. AMPAM intends to acquire companies using a mix of common stock and cash as consideration.

     If AMPAM is unable to identify suitable acquisition candidates in desirable markets, the Company intends to enter these markets through "start ups" which will initially be focused on serving existing customers in the new markets. From this base, the Company will work to develop relationships with new customers.

SERVICES

     Plumbing. Plumbing services provided by AMPAM are primarily the installation of systems that convey domestic water throughout a building, systems that transport sanitary waste out of a building to a sewer connection, and systems that transport natural gas to various equipment or appliances such as heaters, boilers, ovens and stoves. A domestic water system typically includes separate piping for hot and chilled water as well as a number of fixtures such as sinks, bathtubs and showers.

     For both residential and commercial/institutional customers, plumbing contracting projects begin with project design and engineering in which the locations, configuration and specifications for the plumbing systems to be installed are determined. Whether the design is provided by the customer, or produced by AMPAM, the type, size and design of piping, fittings, valves, fixtures and other equipment is typically entered into AMPAM's computer systems which handle estimation, materials ordering and job scheduling functions. Substantially all of the equipment and component parts AMPAM installs are purchased from third-party wholesale suppliers or directly from the manufacturers and resold to the customer as part of the contracted installation. Orders and deliveries are coordinated to match the project schedule. Whenever possible, a significant portion of the plumbing and piping assembly is prefabricated at AMPAM facilities in order to reduce on-site installation time, increase quality control, and reduce material costs and service time.

     Once the job moves onto the construction site, connections are made to the municipal sewage system and supply, drainage piping is installed within the construction "footings" along the building's perimeter, and risers are installed to elevate the piping above the level of the foundation. These risers are designed to either be contained within the walls for extension into upper floors, or to connect with fixtures to be installed in specified locations on ground level floors. After the foundation is poured and the framing for the walls and floors of the upper levels of the building is constructed, piping systems are extended to supply the fixtures and systems throughout the building and venting systems are installed. Once the walls have been covered, and the flooring, ceiling and roofing completed, fixtures (including sinks, hot water heaters, toilets, baths, faucets and spigots) are installed and the system is connected to the water main and gas supply. Typically, AMPAM assigns separate, specialized plumbing crews to each specific required task (water and gas connections and pressure testing, sewage connections, ground level piping, wall and ceiling extensions and fixture installation). AMPAM believes that it increases its efficiency and labor productivity by training crews to perform specialized tasks. Municipal inspectors also generally tour a job site several times during the construction process to assure compliance with the applicable plumbing codes.

     Mechanical. Mechanical contracting services provided by AMPAM consist primarily of the installation of mechanical and process piping and tubing, including systems which convey hot and chilled water, steam, medical gas, fuels and other liquid and gaseous substances, as well as the installation of related equipment and fixtures which store, pump, regulate and measure the distribution of these substances. In some cases, these mechanical systems are critical to the underlying business of the future tenant, as in the case of water treatment plants, chemical plants, and medical laboratories. Mechanical contracting services provided by AMPAM also include the installation of the piping portion of HVAC systems, including the piping and tubing used to convey hot and chilled water to the heating or cooling systems and the related boilers, chillers, cooling towers, pumps, valves and control devices. See "-- HVAC" below.

     Mechanical contracting projects begin with project design and engineering which may be produced by AMPAM or specified by the customer. In response to customer demand, AMPAM may develop some or all of the design parameters using its CAD programs or may "value engineer" customer supplied specifications in order to suggest more efficient installation configurations or lower cost components. Prefabrication at AMPAM facilities may also be employed to pre-assemble various piping and mechanical configurations prior to deployment at the construction site. Most mechanical projects begin with the installation of distribution piping and duct systems within the walls and between the floor and ceilings in accordance with technical design specifications, after the foundation has been poured. Once the distribution and main service lines have been installed, service branches to various equipment are completed, and the equipment and controls are then balanced and commissioned.

     HVAC. In some regions, the Company also offers HVAC contracting services. HVAC systems typically involve piping and air-handling components. The piping component, as described above, is often classified as mechanical contracting service. However, in contrast to mechanical services, the air handling component of an HVAC system includes the ductwork and ventilation systems that carry air rather than hot or chilled water or other liquids or gaseous substances. Equipment and fixtures related to the air-handling component of an HVAC system include heaters, compressors, air handlers, and air conditioning units. Typically, HVAC installation projects begin with the customer providing the architectural plans and mechanical drawings for the building to be constructed. The process of on-site installation is similar to that required for mechanical systems.

     Maintenance and Repair. Maintenance and repair contracting services are generally provided on a per visit basis and through short-term and long-term maintenance contracts. Revenue from repair and maintenance contracting services has historically fluctuated, representing a smaller portion of the overall revenue of the Acquired Companies when existing manpower capacity is already utilized on installation projects.

OPERATIONS

     Contracting. Single family residential work is generally obtained through relationships with existing customers and referrals, with pricing being negotiated with the particular customer. Multifamily residential and commercial/institutional work is typically awarded through a competitive bid process, which is often limited to approved bidders who meet bonding and other requirements. As a result, large projects attract fewer bidders because of the bonding and manpower capacity requirements. Contracts may provide precise specifications for the work to be completed, require the contractor to design and build the plumbing system, or may permit the contractor to provide revised specifications for the project. AMPAM's plumbing contracts are generally structured on a fixed cost basis. Revenues for a typical multifamily residential plumbing project for installation in a low-rise apartment complex range from approximately $350,000 to $1,000,000. Single family residential projects vary based upon the size of the development, and revenues for each home range from approximately $4,000 to $9,000. Revenues from a single commercial or institutional mechanical contracting project generally range from approximately $500,000 to $10 million, depending upon the size of the building involved, the nature of the plumbing and mechanical contracting services involved and the specific equipment and fixtures to be installed.

     Engineering and Design. AMPAM has engineering and design capabilities which enables it to offer a higher level of service to its customers. These capabilities may be offered "in-house" or obtained from third parties, as appropriate. CAD systems may be used to "value engineer" the project by providing cost saving alternatives to the specifications and designs provided by the customer or to actually design and build the plumbing and mechanical systems to be installed. CAD systems can be used to automate the production of blueprints, specifications, produce a schedule of required assemblies, and to assist in selecting the materials and equipment to be used. AMPAM is further developing its "value engineering" and design-and-build capabilities to help capture higher margins resulting form the cost savings passed on to the customer.

     Purchasing. AMPAM estimates that its cost of materials purchased represents approximately 48% of AMPAM's costs of revenues. AMPAM purchases copper, steel, cast iron, PVC and ABS pipe, valves, hangers, fire protection and sprinkler systems, plumbing fixtures, drains, water heaters, boilers, chillers, air handling units and pumps, and other materials from a number of manufacturers. AMPAM purchases these materials directly from the manufacturer or through wholesalers and other distributors.

     In some instances, AMPAM receives discounts from wholesalers in return for prompt payment, and AMPAM negotiates with wholesalers to receive discounts whenever possible. As a result of its size, AMPAM negotiates directly with many national manufacturers to participate in rebate programs offered by those manufacturers. Many of the rebate programs commenced in January 2000.

     AMPAM also believes it has lowered its costs related to:

     - the lease and maintenance of vehicles;

     - bonding, casualty and liability insurance;

     - health insurance and related benefits;

     - retirement benefits administration; and

     - a variety of accounting, information, financial management and legal services.

     Management Information Systems and Controls. AMPAM has centralized the consolidated accounting and financial reporting activities at its corporate headquarters while basic accounting activities are conducted at the operating level. Several of the Acquired Companies, serving both the residential and commercial/institutional markets, possess sophisticated (and in several cases, proprietary) software systems which handle estimation, materials, ordering and job scheduling functions.

     Recruiting and Training. Recruiting and training primarily occur at the local level for each operating unit of AMPAM, but are also supplemented by national programs. To take advantage of successful human resource programs, AMPAM shares best practices in recruiting, selection, training and apprenticeship programs developed by some of the Acquired Companies. AMPAM believes it is able to attract highly qualified candidates as a result of its national size, potential for growth and advancement, as well as its health, disability, and life insurance, and retirement packages and stock-based compensation plans.

CUSTOMERS

     AMPAM has a diverse customer base with no customer representing more than 10% of its annual revenues. As a result of an emphasis on quality and reliability, the Acquired Companies have been responsible for developing and maintaining successful relationships with key customers. And AMPAM intends to continue its emphasis on superior quality and customer service in order to maintain these relationships.

PROPERTY AND EQUIPMENT

     AMPAM operates a fleet of approximately 1,300 owned and leased service trucks, vans and support vehicles, as well as heavy machinery including cranes, backhoes and high-lifts. The Company believes these vehicles are adequate for AMPAM's current operations.

REGULATION

     Operations and Licensing. AMPAM's business is subject to various federal, state and local laws, regulations, ordinances and policies relating to, among other things:

     - the licensing and certification of plumbers and technicians;

     - AMPAM's advertising, warranties, and disclosures to its customers;

     - the bidding process required to obtain plumbing and mechanical contracts; and

     - the applicable plumbing, mechanical and building codes with which AMPAM must comply.

     Most states require that at least one of AMPAM's employees be a licensed master plumber, and many jurisdictions regulate the number and level of license holders who must be present on a construction site during installation of plumbing and mechanical systems. Some jurisdictions require AMPAM to obtain a building permit for each plumbing or mechanical project. In addition, AMPAM must comply with labor laws and regulations, including those that relate to verification by employers of legal immigration or work permit status of employees.

     Environmental Health and Safety. AMPAM is subject to safety standards established and enforced by, among others, the Occupational Safety and Health Administration. AMPAM is also subject to various environmental laws and regulations relating to the use, storage, transportation and disposal of various materials. To the extent that AMPAM performs work involving air conditioning and refrigeration systems, it is subject to additional restrictions and regulations governing the availability, handling and recycling of various refrigerants due to the phase-out of ozone-depleting substances under the Montreal Protocol and the Clean Air Act.

EMPLOYEES

     At December 31, 1999, AMPAM had approximately 4,000 employees. Currently, none of AMPAM's employees are members of unions or work under a collective bargaining agreement. AMPAM believes that its relationship with its employees is satisfactory.

ITEM 2. PROPERTIES

     The Company's subsidiaries operate out of leased facilities in several states. The warehouses, administrative offices and shops are generally covered by operating leases ranging from five to ten years, and are on terms the Company believes to be commercially reasonable. Certain of the facilities are leased from related parties (See Item 13. -- Certain Relationships and Related Party Transactions -- Other Transactions Involving Certain Officers, Directors and Shareholders). AMPAM believes its facilities are generally adequate for its present needs. Further, AMPAM believes that suitable additional or replacement space will be available as required.

     The Company leases its executive offices in Round Rock, Texas.

ITEM 3. LEGAL PROCEEDINGS

     AMPAM has, from time to time, been a party to litigation arising in the normal course of business. Most of the litigation involves claims for personal injury or property damage incurred in connection with its operations. Management believes that none of these actions will have a material adverse effect on the financial condition or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     As of March 24, 2000, there were approximately 73 holders of the Company's common stock and approximately 30 holders of the Company's Class B common stock, neither of which has an established public trading market.

     AMPAM does not anticipate paying cash dividends on its common stock in the foreseeable future. AMPAM expects that it will retain all available earnings generated by its operations for the development and growth of its business. Any future determination as to the payment of dividends will be made at the discretion of the Company's Board of Directors and will depend upon the Company's operating results, financial condition, capital requirements, general business conditions and such other factors as the Board of Directors deems relevant. Our debt instruments include certain restrictions on the payment of cash dividends on the common stock.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected historical financial data reflects the results and financial position of Christianson Enterprises, the accounting acquiror, for the periods prior to April 1, 1999. Results of operations for the year ended December 31, 1999, represent Christianson's results for the three months ended March 31, 1999, and the consolidated results of AMPAM for the balance of the year.

                                                                         FOUR MONTHS
                                                     YEARS ENDED            ENDED                  YEAR ENDED
                                                     AUGUST 31,          DECEMBER 31              DECEMBER 31,
                                                  -----------------   -----------------   ----------------------------
                                                   1995      1996      1995      1996      1997      1998       1999
                                                  -------   -------   -------   -------   -------   -------   --------
                                                                            ($ IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
  Revenue.......................................  $39,449   $50,330   $14,619   $15,576   $50,909   $63,374   $334,002
  Cost of revenue (including depreciation)......   29,805    38,203    11,044    11,868    37,504    45,704    269,972
                                                  -------   -------   -------   -------   -------   -------   --------
  Gross profit..................................    9,644    12,127     3,575     3,708    13,405    17,670     64,030
  Selling, general and administrative
    expenses....................................    8,977    11,051     3,430     5,142    11,497    17,078     29,590
  Non-cash stock compensation charge............       --        --        --        --        --        --      7,992
  Goodwill amortization.........................       --        --        --        --        --        --      3,303
                                                  -------   -------   -------   -------   -------   -------   --------
  Income (loss) from operations(a)..............      667     1,076       145    (1,434)    1,908       592     23,145
  Interest and other income, net................      171       267       225        32        59        56    (11,905)
                                                  -------   -------   -------   -------   -------   -------   --------
  Income (loss) before provision for income
    taxes.......................................      838     1,343       370    (1,402)    1,967       648     11,240
  Provision (benefit) for income taxes..........      258       345        74       (56)       77        32      7,859
                                                  -------   -------   -------   -------   -------   -------   --------
  Income before extraordinary loss..............      580       998       296    (1,346)    1,890       616      3,381
  Extraordinary loss............................       --        --        --        --        --        --        455
                                                  -------   -------   -------   -------   -------   -------   --------
  Net income (loss)(a)..........................  $   580   $   998   $   296   $(1,346)  $ 1,890   $   616   $  2,926
                                                  =======   =======   =======   =======   =======   =======   ========
BALANCE SHEET DATA (AT END OF PERIOD)
  Working capital...............................  $ 3,343   $ 9,891   $ 6,113   $ 2,531   $ 4,279   $ 4,792   $ 25,746
  Total assets..................................    5,822    11,607     6,804    11,323     7,634    11,210    267,751
  Long-term obligations, net of current
    maturities..................................      584       425       531       425       329       349    136,623
  Total stockholders' equity....................  $ 4,140   $ 5,138   $ 6,415   $ 3,792   $ 5,685   $ 6,301   $ 43,391

---------------

(a) The loss from operations for 1996 and the level of net income in the other periods prior to April 1, 1999 are primarily attributable to the level of owner's compensation paid during those periods.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following section contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act which are intended to be covered by safe harbors created thereby. Readers are cautioned that such information involves risks and uncertainties, including those created by general market conditions, competition and the possibility that events may occur which limit the ability of the Company to maintain or improve its operating results. All statements, other than statements of historical facts, included or incorporated by reference in this section that address activities, events or developments that the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), business strategy and measures to implement such strategy, competitive strengths, goals, expansion and growth of the Company's business and operations, plans, references to future success as well as other statements which include words such as "anticipate," "believe," "plan," "estimate," "expect," and "intend" and other similar expressions, constitute forward-looking statements. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

     AMPAM's revenues are derived primarily from plumbing and mechanical contracting services provided to single and multifamily residential and commercial and institutional customers. Revenues from construction contracts are generally accounted for on a percentage-of-completion basis. Maintenance and repair revenues are recognized as the services are performed. Costs and estimated earnings in excess of billings on uncompleted contracts are recorded as an asset, and billings in excess of costs and estimated earnings on uncompleted contracts are recorded as a liability. Provisions for estimated losses on uncompleted contracts are made in the period in which the losses are determined. Changes in job performance, job conditions, estimated profitability and final contract settlements may result in revisions to costs and income, and their effects are recognized in the period in which the revisions are determined.

     The plumbing and mechanical contracting services industry is influenced by seasonal factors, which generally result in lower activity during winter months than in other periods. As a result, AMPAM expects that its revenues and profits will generally be lower in the first and fourth quarters of each fiscal year, and higher in the second and third quarters.

     Of AMPAM's 1999 pro forma combined revenues, approximately 54% were derived from single family residential services, approximately 19% were derived from multifamily residential services, and approximately 27% were derived from commercial and institutional services. Costs of revenues consist primarily of materials, and salaries and benefits of employees, which in 1999 represent approximately 48% and 33% of pro forma cost of revenues, respectively. Additional costs of revenues include subcontracted services, depreciation, fuel and other vehicle expenses, equipment rentals, estimators, insurance and other indirect costs. AMPAM's gross margin (which is gross profit expressed as a percentage of revenues) depends on the relative proportions of costs related to labor and materials. On projects in which a higher percentage of the cost of revenues consist of labor costs, AMPAM typically achieves higher gross margins than on projects in which materials represent more of the cost of revenues. Selling, general and administrative expenses consist primarily of compensation and related benefits for management and administrative personnel, insurance, advertising, office rent and utilities, communications and professional fees.

SUPPLEMENTAL PRO FORMA COMBINED

     To facilitate a meaningful comparison, the following unaudited supplemental pro forma combined discussion and analysis includes the results of operations of the Founding Companies, as if they were combined on January 1, 1998, and the Subsequent Acquisitions as if combined from the dates of their acquisition. The unaudited supplemental pro forma information does not reflect the Subsequent Acquisitions as if they had occurred at the beginning of the period. This data does not indicate the results that we would have obtained had these events actually occurred on January 1 of the respective periods presented, or our future results. The unaudited pro forma financial data is based on preliminary estimates, available information, and some assumptions that management deems appropriate. Selling, general and administrative expenses for the periods prior to the acquisitions have been decreased for reductions in salaries, bonuses, benefits and lease payments to former owners of the Founding Companies, agreed to in accordance with the terms of the employment agreements and lease agreements executed as a part of the acquisitions. The data will not be comparable to, and may not be indicative of, AMPAM's post-combination results of operations because:

     - the Founding Companies were not under common control or management;

     - AMPAM will incur incremental costs for its corporate management; and,

     - the combined data does not reflect the potential benefits and cost savings AMPAM expects to realize by operating as a combined entity.

The following table sets forth unaudited supplemental pro forma combined financial information of the Founding Companies and the actual results in 1999 of the Subsequent Acquisitions (dollars in thousands):

                                                     FOR THE YEAR ENDED DECEMBER 31,
                                                    ---------------------------------
                                                         1998               1999
                                                    --------------     --------------
Revenues..........................................  $326,414   100%    $405,656   100%
Cost of revenues..................................   258,454    79      325,760    80
                                                    --------   ---     --------   ---
     Gross Profit.................................    67,960    21       79,896    20
Selling, general and administrative expenses......    31,410    10       36,726     9
Noncash stock compensation charge.................        --    --        7,992     2
Goodwill Amortization.............................     3,772     1        4,254     1
                                                    --------   ---     --------   ---
     Income from operations.......................  $ 32,778    10%    $ 30,924     8%
                                                    ========   ===     ========   ===

1999 COMPARED TO 1998

     Pro forma combined revenues were $405.7 million for the year ended December 31, 1999, an increase of $79.3 million, or 24%, from $326.4 million for the year ended December 31, 1998. The increase in combined revenues resulted from a $61.6 million increase in "same store" revenues at the Founding Companies combined with $17.7 million generated by the Subsequent Acquisitions. While AMPAM realized revenue increases in all markets, the largest increase was associated with increased housing starts in the single family residential market, especially the Southern California region. Revenues also increased due to modest price increases at certain AMPAM subsidiaries.

     Pro forma combined gross profit was $79.9 million for the year ended December 31, 1999, an increase of $11.9 million, or 18%, from $68.0 million for the year ended December 31, 1998. The increase in combined gross profit resulted from a $8.9 million increase in "same store" gross profit for the Founding Companies combined with $3.0 million generated by the Subsequent Acquisitions. The increase was primarily generated in the single family market offset by a decrease in the commercial/institutional market. The increase in the single family market was due to increased volume, and improved margins. The decrease in gross profit in the commercial/institutional market was due to lower margins on commercial jobs, and increased costs associated with the merger of two commercial subsidiaries. Gross margin decreased from 21% of revenue for the year ended December 31, 1998, to 20% for the year ended December 31, 1999. The overall decrease in gross margin resulted from decreased margins from the commercial/institutional market offset by increased margins from the single family residential market.

     Pro forma combined selling, general and administrative expenses were $36.7 million for the year ended December 31, 1999, an increase of $5.3 million, or 17%, from $31.4 million for the year ended December 31, 1998. The increase is the result of increased business activity.

     The noncash stock compensation charge represents the value of shares issued to management in connection with the formation of the business.

     Pro forma goodwill amortization increased from $3.8 million for the year ended December 31, 1998, to $4.3 million for the year ended December 31, 1999. The increase in amortization is associated with the goodwill generated by the Subsequent Acquisitions and amortization on the goodwill generated by payments to certain Founding Company stockholders under "earn out" provisions in the purchase agreements. The Company amortizes goodwill on a straight-line basis over a 30 year period.

HISTORICAL

     The following historical consolidated financial information represents the operations of Christianson, the accounting acquiror, prior to April 1, 1999, and the remaining Acquired Companies from their respective dates of acquisition. Historical selling, general and administrative expenses for the periods prior to April 1, 1999, reflect salaries, bonuses, benefits, and lease payments to the former stockholders of Christianson. These amounts have been prospectively reduced in accordance with the terms of the purchase agreement.

Additionally, Christianson operated as an S Corp prior to April 1, 1999. Under S Corporation status, Christianson itself was not subject to taxation for federal purposes.

                                                        YEAR ENDED DECEMBER 31,
                                           --------------------------------------------------
                                               1997              1998               1999
                                           -------------     -------------     --------------
                                                         (DOLLARS IN THOUSANDS)
Revenues.................................  $50,909   100%    $63,374   100%    $334,002   100%
Cost of revenues.........................   37,504    74      45,704    72      269,972    81
                                           -------   ---     -------   ---     --------   ---
Gross Profit.............................   13,405    26      17,670    28       64,030    19
Selling, general and administrative
  expenses...............................   11,497    22      17,078    27       29,590     9
Noncash stock compensation charge........       --    --          --    --        7,992     2
Goodwill amortization....................       --    --          --    --        3,303     1
                                           -------   ---     -------   ---     --------   ---
Income from operations...................    1,908     4         592     1       23,145     7
Other, net...............................       59    --          56    --      (11,905)  (4)
                                           -------   ---     -------   ---     --------   ---
Income before taxes and extraordinary
  loss...................................    1,967     4         648     1       11,240     3
Provision for income taxes...............       77    --          32    --        7,859     2
                                           -------   ---     -------   ---     --------   ---
Income before extraordinary loss.........    1,890     4         616     1        3,381     1
Extraordinary loss on early
  extinguishments of debt................       --    --          --    --          455    --
                                           -------   ---     -------   ---     --------   ---
Net income...............................  $ 1,890     4%    $   616     1%    $  2,926     1%
                                           =======   ===     =======   ===     ========   ===

1999 COMPARED TO 1998

     Revenues increased $270.6 million, or 427%, from $63.4 million for the year ended December 31, 1998, to $334.0 million for the year ended December 31, 1999. The growth was primarily due to the acquisition of the Acquired Companies as well as increased activity in the single family residential housing market.

     Gross profit increased $46.3 million, or 262%, from $17.7 million for the year ended December 31, 1998, to $64.0 million for the year ended December 31, 1999. The increase in gross profit was primarily due to the acquisition of the Acquired Companies and the increased volume of work performed. The increase in gross profit was partially offset by increases in certain materials costs. Gross margin decreased from 28% for the year ended December 31, 1998, to 19% for the year ended December 31, 1999. The decrease is attributable to the acquisition of the Acquired Companies, particularly those in the commercial market, which have historically generated lower margins than Christianson.

     Selling, general and administrative expenses increased $12.5 million, or 73%, from $17.1 million for the year ended December 31, 1998, to $29.6 million for the year ended December 31, 1999. The increase in selling, general and administrative expenses was primarily due to the acquisition of the Acquired Companies and the corporate general and administrative costs incurred after April 1, 1999. Additionally, Christianson officers' compensation of $10.7 million was recorded for the year ended December 31, 1998, versus $0.4 million for the quarter ended March 31, 1999.

     The noncash stock compensation charge represents the value of shares issued to management in connection with the formation of the business.

     Income from operations increased $22.5 million from $0.6 million for the year ended December 31, 1998, to $23.1 million for the year ended December 31, 1999. The increase in income from operations was primarily due to the acquisition of the Acquired Companies and the reduction in Christianson's officers compensation offset by the noncash stock compensation charge. Increases in the volume of work performed also contributed to the increase in income from operations.

     Other, net, decreased by $12.0 million as a result of the interest on the indebtedness incurred to fund the cash portion of the acquisition consideration.

     The increase in income tax expense results from the Company recording federal income taxes for the period after April 1, 1999. Prior to this date, Christianson elected S Corp status.

     The extraordinary item that occurred in 1999, relates to the write off of loan costs and unamortized discount associated with the $30.0 million Subordinated Loan entered into on April 1, 1999, that was repaid with the proceeds from the bond offering on May 19, 1999.

     Net income increased $2.3 million, or 383%, from $0.6 million for the year ended December 31, 1998, to $2.9 million for the year ended December 31, 1999. The increase is due to the acquisition of the Acquired Companies, offset by the one time charges resulting from the initial organization of the Company and the interest expense on the indebtedness incurred to fund the cash portion of the acquisition consideration.

1998 COMPARED TO 1997

     Revenues increased $12.5 million, or 25%, from $50.9 million for the year ended December 31, 1997, to $63.4 million for the year ended December 31, 1998, primarily due to increased market share as a result of contracts with new builder customers, small increases in contract pricing and increased construction activity in the Austin and central Texas housing market.

     Gross profit increased $4.3 million, or 32%, during the year ended December 31, 1998, to $17.7 million, and gross margin increased to 28% in 1998, from 26% in 1997, as a result of small increases in contract pricing and increased maintenance and service revenues.

     Selling, general and administrative expenses increased $5.6 million, or 49%, from $11.5 million for the year ended December 31, 1997, to $17.1 million for the year ended December 31, 1998. The increase was attributable to an increase in officer compensation and increases in administrative costs due to the increased volume of contracts. The total officer's compensation for the year ended December 31, 1998, was $10.7 million versus $6.6 million in 1997.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 1999, AMPAM had $25.7 million in working capital and $137.7 million of outstanding indebtedness, including capital lease obligations totaling $3.0 million.

     For the year ended December 31, 1999, net cash provided by operating activities was $9.7 million resulting primarily from operations offset by increases in working capital. Cash used in investing activities was $82.9 million for the year ended December 31, 1999, resulting primarily from the acquisition of the Acquired Companies. Cash provided by financing activities for the year ended December 31, 1999, was $71.7 million and was primarily attributable to the issuance of the Senior Subordinated Notes offset by payments to the former stockholders of Christianson, the accounting acquiror, which were treated as distributions.

     On April 1, 1999, AMPAM entered into a bank credit facility (the "Credit Facility"). The total commitment under the Credit Facility is $95 million, of which $80 million was available at December 31, 1999.

     As part of the acquisitions of the Founding Companies, AMPAM issued 1,048,820 shares of its Series A Redeemable Preferred Stock. The preferred stock has a liquidation value of $13 per share. The holders of the preferred stock are entitled to receive dividends at an annual rate of 10% based upon the liquidation value, payable semi-annually. Each semi-annual interest payment is approximately $682,000. This preferred stock may convert into common stock upon the occurrence of certain events.

     On May 19, 1999, AMPAM sold $125,000,000 aggregate principal amount of the Senior Subordinated Notes to qualified institutional buyers in a private placement. On December 30, 1999, the private notes were exchanged for new notes with substantially identical terms. The Senior Subordinated Notes accrue interest at the annual rate of 11 5/8%. AMPAM will make interest payments of approximately $7.3 million semi-annually on these notes which are due in October of 2008.

     The Company's capital expenditure budget for 2000, is approximately $5.7 million. These expenditures primarily relate to the purchase of vehicles and equipment and will be funded from cash flows from operations. Capital expenditures for the year ended December 31, 1999, were approximately $5.1 million.

     AMPAM anticipates that its cash flow from operations will provide sufficient cash to enable the Company to meet its working capital needs, debt service requirements, and planned capital expenditures for property and equipment through the foreseeable future.

     AMPAM intends to continue pursuing attractive acquisition opportunities by using a mix of common stock and cash as consideration. The timing, size or success of any acquisition effort and the associated potential capital commitments cannot be predicted. AMPAM expects to fund future acquisitions primarily with working capital, cash flow from operations and borrowings (including any unborrowed portion of the Credit Facility).

     Due to the relatively low levels of inflation experienced in the 1997, 1998 and 1999 fiscal years, inflation did not have a significant effect on the results of the combined Acquired Companies in those fiscal years, or on AMPAM after the acquisition of the Acquired Companies.

SUBSEQUENT EVENTS

     On March 1, 2000, AMPAM acquired the stock of Lindy Dennis Industries and related affiliates (collectively "LDI"), headquartered in Corona, California. LDI operates primarily as a HVAC contractor specializing in the multifamily residential market. LDI had revenues of approximately $37 million in 1999. The consideration paid by the Company for LDI consisted of 1,346,154 shares of common stock of the Company and approximately $12 million in cash. The cash portion of the consideration was funded through borrowings under the Company's existing $95 million Credit Facility.

     In February 2000, the Company agreed to purchase approximately 1.5 million shares of Class B common stock from Sterling City Capital, LLC, the original sponsor of AMPAM, at a price of $3.25 per share, subject to certain contingencies. Subject to similar contingencies, a similar offer will be made to the holders of the remaining 0.9 million Class B common stock. Assuming all contingencies are met, the transaction is expected to close in April 2000, and will be funded by the Company's Credit Facility.

YEAR 2000

     The Year 2000 issue referred to the potential inability of computer software applications and equipment to differentiate between dates in the year 1900 and dates in the year 2000. This issue produced the potential for error or failure in the systems or information. AMPAM's business is not heavily dependent upon the use of computer technology and its systems are primarily based on personal computers or local area networks.

     The Company did not experience any issues related to this potential problem. Additionally, none of the Company's suppliers or customers developed problems related to the Year 2000 issue, that adversely impacted the Company. The costs incurred by AMPAM to assess the Company's readiness for the event were minimal and did not exceed the normal cost of upgrading, maintaining and monitoring the Company's computer infrastructure.

ITEM 7-A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     AMPAM is exposed to various market risks primarily related to potential adverse changes in interest rates as discussed below. In the normal course of business, the Company employs established policies and procedures to manage this risk. AMPAM is not exposed to any other significant market risks including foreign currency exchange risk, or interest rate risks from the use of derivative financial instruments. The Company does not use derivative financial instruments for trading or to speculate on changes in interest rates or commodity prices.

     The Company's exposure to changes in interest rates primarily results from its short-term and long-term debt with both fixed and floating interest rates. The Company's debt with fixed interest rates consists of Senior Subordinated Notes and capital leases. Our debt with variable interest rates consists primarily of the Credit Facility. The following table presents principal amounts (in thousands) and related average interest rates by year of maturity for the Company's debt obligations and their fair market value at December 31, 1999 ($ in thousands).

                                                                                            FAIR
                             2000     2001      2002      2003     2004     THEREAFTER     VALUE
                            ------    -----    -------    -----    -----    ----------    --------
Liabilities -- Long-Term Debt:
  Variable Rate Debt......  $   --    $  --    $12,000    $  --    $  --     $     --     $ 12,000
  Average Interest Rate...      --%      --%       8.9%      --%      --%          --%         8.9%
  Fixed Rate Debt.........  $1,031    $ 800    $   276    $ 146    $  83     $123,318     $125,654
  Average Interest Rate...    10.5%    10.5%      10.5%    10.5%    10.5%      11.625%      11.625%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To American Plumbing & Mechanical, Inc., and Subsidiaries:

     We have audited the accompanying consolidated balance sheets of American Plumbing & Mechanical, Inc., and Subsidiaries (a Delaware corporation) as of December 31, 1998 and 1999, and the related consolidated statements of income, cash flows and stockholders' equity for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the American Plumbing & Mechanical, Inc., and Subsidiaries as of December 31, 1998 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Austin, Texas
February 11, 1999

             AMERICAN PLUMBING & MECHANICAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1998       1999
                                                              -------   --------
CURRENT ASSETS:
  Cash and cash equivalents.................................  $ 1,980   $    393
  Accounts receivable, net..................................    6,397     73,726
  Inventories...............................................      450      8,356
  Costs and estimated earnings in excess of billings on
     uncompleted contracts..................................      273     13,919
  Prepaid expenses and other current assets.................      233      2,135
                                                              -------   --------
          Total current assets..............................    9,333     98,529
PROPERTY AND EQUIPMENT, net.................................    1,699     17,266
GOODWILL, net...............................................       --    146,050
OTHER NONCURRENT ASSETS.....................................      178      5,906
                                                              -------   --------
          Total assets......................................  $11,210   $267,751
                                                              =======   ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of capital lease obligations...........  $   480   $  1,031
  Accounts payable and accrued expenses.....................    3,413     42,871
  Accounts payable, related parties, including acquisition
     consideration payable..................................       37     12,160
  Billings in excess of costs and estimated earnings on
     uncompleted contracts..................................      611     16,721
                                                              -------   --------
          Total current liabilities.........................    4,541     72,783
LONG-TERM LIABILITIES:
  Long-term debt............................................      349    136,623
  Deferred income taxes.....................................       19      1,319
                                                              -------   --------
          Total liabilities.................................    4,909    210,725
                                                              -------   --------
COMMITMENTS AND CONTINGENCIES
SERIES A REDEEMABLE PREFERRED STOCK, $.01 par value,
  10,000,000 shares authorized, none and 1,048,820 shares
  issued and outstanding, respectively......................       --     13,635
STOCKHOLDERS' EQUITY:
  Common stock, $1.00 and $.01 par value, respectively
     3,000,000 shares authorized through December 31, 1998
     and 100,000,000 shares authorized at December 31, 1999,
     82,200 and 11,265,229 shares issued and outstanding,
     respectively...........................................       82        113
  Class B common stock, $.01 par value, 5,000,000 shares
     authorized, none and 2,423,517 shares issued and
     outstanding, respectively..............................       --         24
  Additional paid-in capital................................       11     35,143
  Retained earnings.........................................    6,208      8,111
                                                              -------   --------
          Total stockholders' equity........................    6,301     43,391
                                                              -------   --------
          Total liabilities and stockholders' equity........  $11,210   $267,751
                                                              =======   ========

  The accompanying notes are an integral part of these consolidated financial statements.

             AMERICAN PLUMBING & MECHANICAL, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                                 (IN THOUSANDS)

                                                                YEAR ENDED DECEMBER 31,
                                                              ----------------------------
                                                               1997      1998       1999
                                                              -------   -------   --------
REVENUES....................................................  $50,909   $63,374   $334,002
COST OF REVENUES (including depreciation)...................   37,504    45,704    269,972
                                                              -------   -------   --------
          Gross profit......................................   13,405    17,670     64,030
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES................   11,497    17,078     29,590
NONCASH STOCK COMPENSATION EXPENSE..........................       --        --      7,992
GOODWILL AMORTIZATION.......................................       --        --      3,303
                                                              -------   -------   --------
          Income from operations............................    1,908       592     23,145
OTHER INCOME (EXPENSE):
  Interest and dividend income..............................      126       102        172
  Interest expense..........................................     (102)     (116)   (12,137)
  Other.....................................................       35        70         60
                                                              -------   -------   --------
          Other income (expense), net.......................       59        56    (11,905)
                                                              -------   -------   --------
INCOME BEFORE PROVISION FOR INCOME TAXES and EXTRAORDINARY
  LOSS......................................................    1,967       648     11,240
PROVISION FOR INCOME TAXES..................................       77        32      7,859
                                                              -------   -------   --------
INCOME BEFORE EXTRAORDINARY LOSS............................    1,890       616      3,381
                                                              -------   -------   --------
EXTRAORDINARY LOSS ON DEBT EXTINGUISHMENT, net of tax
  benefit...................................................       --        --        455
                                                              -------   -------   --------
NET INCOME..................................................    1,890       616      2,926
                                                              -------   -------   --------
PREFERRED DIVIDENDS.........................................       --        --      1,023
                                                              -------   -------   --------
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS.................  $ 1,890   $   616   $  1,903
                                                              =======   =======   ========

  The accompanying notes are an integral part of these consolidated financial statements.

             AMERICAN PLUMBING & MECHANICAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                YEAR ENDED DECEMBER 31,
                                                              ----------------------------
                                                               1997      1998       1999
                                                              -------   -------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $ 1,890   $   616   $  2,926
  Adjustments to reconcile net income to net cash provided
    by (used in) operating activities --
    Depreciation and amortization...........................      595       673      6,535
    Non cash compensation charge related to issuance of
       stock to management..................................       --        --      7,992
    Amortization of deferred compensation expense...........       --        --        343
    Extraordinary loss on early extinguishments of debt.....       --        --        769
    Loss on disposal of property and equipment..............        1        --        183
    Deferred income taxes...................................       49       (35)     1,529
    Increase (decrease) in cash flows from:
       Accounts receivable, net.............................     (648)   (1,363)   (10,324)
       Inventories..........................................      411       (75)    (1,697)
       Costs and estimated earnings in excess of billings on
         uncompleted contracts..............................       --        --     (2,775)
       Prepaid expenses and other current assets............      (16)     (153)     1,546
       Accounts payable and accrued expenses................   (5,631)    2,290     (1,683)
       Billings in excess of costs and estimated earnings on
         uncompleted contracts..............................       --        --      6,230
       Other................................................       14       540     (1,883)
                                                              -------   -------   --------
  Net cash provided by (used in) operating activities.......   (3,335)    2,493      9,691
                                                              -------   -------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions of property and equipment.......................     (166)     (167)    (5,077)
  Proceeds from sale of property and equipment..............       --        --        101
  Acquisition of companies, net of cash acquired............       --        --    (77,955)
                                                              -------   -------   --------
  Net cash used in investing activities.....................     (166)     (167)   (82,931)
                                                              -------   -------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings on subordinated loan...........................       --        --     30,000
  Payments on subordinated loan.............................       --        --    (30,000)
  Net borrowings on bank credit facility....................       --        --     10,975
  Distributions to stockholders.............................       --        --    (40,643)
  Payments of long-term debt assumed and capital lease
    obligations.............................................     (425)     (511)   (10,628)
  Payments on notes to stockholders.........................       --        --     (5,766)
  Issuance of senior subordinated notes.....................       --        --    118,668
  Preferred dividends.......................................       --        --     (1,023)
  Proceeds from sale of common stock........................       --        --         70
                                                              -------   -------   --------
  Net cash provided by (used in) financing activities.......     (425)     (511)    71,653
                                                              -------   -------   --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........   (3,926)    1,815     (1,587)
CASH AND CASH EQUIVALENTS, beginning of year................    4,091       165      1,980
                                                              -------   -------   --------
CASH AND CASH EQUIVALENTS, end of year......................  $   165   $ 1,980   $    393
                                                              =======   =======   ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for --
    Interest................................................  $   102   $   116   $ 11,174
    Income taxes............................................       28        29      8,400
  Noncash item --
    Capital lease additions.................................      460       615        534

  The accompanying notes are an integral part of these consolidated financial statements.

             AMERICAN PLUMBING & MECHANICAL, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                         CLASS B
                                 COMMON STOCK          COMMON STOCK                 ADDITIONAL                  TOTAL
                              -------------------   ------------------    STOCK      PAID-IN     RETAINED   STOCKHOLDERS'
                                SHARES     AMOUNT    SHARES     AMOUNT   WARRANTS    CAPITAL     EARNINGS      EQUITY
                              ----------   ------   ---------   ------   --------   ----------   --------   -------------
BALANCE, December 31,
  1996......................      79,200    $ 79           --    $--      $  --      $     11    $ 3,702      $  3,792
  Formation of
    Christianson............
  Service Company...........       3,000       3           --     --         --            --         --             3
  Net income................          --      --           --     --         --            --      1,890         1,890
                              ----------    ----    ---------    ---      -----      --------    -------      --------
BALANCE, December 31,
  1997......................      82,200      82           --     --         --            11      5,592         5,685
  Net income................          --      --           --     --         --            --        616           616
                              ----------    ----    ---------    ---      -----      --------    -------      --------
BALANCE, December 31,
  1998......................      82,200      82           --     --         --            11      6,208         6,301
  Exchange of accounting
    acquiror stock..........     (82,200)    (82)          --     --         --            82         --            --
  Issuance of stock to
    accounting acquiror.....     926,772       9           --     --         --            (9)        --            --
  Issuance of stock to
    stockholders of founding
    companies and
    promoter................   8,012,918      80    2,146,587     21         --        76,869         --        76,970
  Distribution to accounting
    acquiror................          --      --           --     --         --       (60,159)        --       (60,159)
  Issuance of shares to
    management..............     844,000       9      276,930      3         --         7,980         --         7,992
  Stock issuance costs......          --      --           --     --         --        (3,573)        --        (3,573)
  Amortization of deferred
    compensation expense....          --      --           --     --         --           343         --           343
  Issuance of common stock
    warrants................          --      --           --     --        300            --         --           300
  Expiration of common stock
    warrants................          --      --           --     --       (300)          300         --            --
  Sale of common stock......      10,000      --           --     --         --            70         --            70
  Issuance of stock to
    stockholders of
    subsequent
    acquisitions............   1,471,539      15           --     --         --        13,229         --        13,244
  Preferred dividends.......          --      --           --     --         --            --     (1,023)       (1,023)
  Net income................          --      --           --     --         --            --      2,926         2,926
                              ----------    ----    ---------    ---      -----      --------    -------      --------
BALANCE, December 31,
  1999......................  11,265,229    $113    2,423,517    $24      $  --      $ 35,143    $ 8,111      $ 43,391
                              ==========    ====    =========    ===      =====      ========    =======      ========

  The accompanying notes are an integral part of these consolidated financial statements.

             AMERICAN PLUMBING & MECHANICAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND ORGANIZATION:

     American Plumbing & Mechanical, Inc., a Delaware corporation ("AMPAM" or the "Company"), was organized in June 1998, to be the leading provider of plumbing and mechanical contracting services in the United States, focusing, primarily on the residential and commercial/institutional markets. On April 1, 1999, AMPAM acquired ten U.S. businesses (the "Founding Companies") (see Note
11) and completed the initial financings (see Note 5). Subsequently, the Company acquired the outstanding stock of two additional companies and the assets of a third company (the "Subsequent Acquisitions" and collectively with the Founding Companies the "Acquired Companies") (see Note 11), effective September 30, 1999. The acquisitions were accounted for using the purchase method of accounting with Christianson Enterprises, Inc. and affiliates ("Christianson"), being reflected as the accounting acquiror. As the accounting acquiror, for accounting purposes under SEC SAB No. 97, Christianson is treated as (a) having acquired all of the other companies (even though AMPAM legally made such acquisitions), (b) having merged with AMPAM (with purchase accounting reflected for AMPAM's non-management stock ownership), and (c) representing the financial history of AMPAM prior to April 1, 1999.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  Principles of Consolidation

     The accompanying financial statements prior to April 1, 1999, present Christianson Enterprises, Inc., consolidated with its affiliates, as the accounting acquiror. These financial statements consolidate Christianson with the consolidated results of AMPAM since April 1, 1999. All significant intercompany transactions have been eliminated in consolidation.

  Cash and Cash Equivalents

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

  Inventories

     Inventories consist of parts and supplies held for use in the ordinary course of business and are stated at the lower of cost or market using the first-in first-out (FIFO) method.

  Property and Equipment

     Property and equipment are stated at cost, and depreciation is computed using the straight-line method over the estimated useful lives of the assets.

     Expenditures for repairs and maintenance are charged to expense when incurred. Expenditures for major renewals and betterments, which extend the useful lives of existing equipment, are capitalized and depreciated. Upon retirement or disposition of property and equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the statement of income.

  Revenue Recognition

     The Company recognizes revenue from construction contracts on the percentage-of-completion method measured by the percentage of cost incurred to total estimated costs for each contract. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor and depreciation costs. Provisions for the total estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, estimated profitability and final contract settlements may result in revisions to costs and income and their effects are

             AMERICAN PLUMBING & MECHANICAL, INC. AND SUBSIDIARIES recognized in the period in which the revisions are determined. Revenues from services are recognized when services are performed.

     The current asset, "Costs and estimated earnings in excess of billings on uncompleted contracts," represents revenues recognized in excess of amounts billed. The current liability, "Billings in excess of costs and estimated earnings on uncompleted contracts," represents billings in excess of revenues recognized.

  Warranty Costs

     For certain contracts, the Company warrants labor for one year after completion of a plumbing or air conditioning installation. The Company generally warrants labor for 90 days after plumbing and air conditioner repairs. A reserve for warranty costs is recorded based upon the historical level of warranty claims and management's estimate of future costs.

  Provision for Doubtful Accounts

     The Company provides an allowance for doubtful accounts based upon an estimate of uncollectible accounts.

  Preacquisition Officers' Compensation of the Accounting Acquiror

     Total officers' compensation of the accounting acquiror for the years ended December 31, 1997, and 1998, and for the three months ended March 31, 1999, was $6,643,000, $10,701,000, and $400,000, respectively. Such amounts are included within selling, general, and administrative expenses in the accompanying statements of income.

  Income Taxes

     For 1997, and 1998, and the three months ended March 31, 1999, Christianson elected S Corporation status. Under S Corporation status, as defined by the Internal Revenue Code, Christianson itself was not subject to taxation for federal purposes; rather, the stockholders reported their share of Christianson's taxable earnings or losses in their personal tax returns. Certain states do not recognize S Corporation status for purposes of state taxation. Consequently, the provision for current and deferred income taxes for the years ended December 31, 1997 and 1998, and the three months ended March 31, 1999, consists of only state income taxes. Christianson terminated its S Corporation status concurrent with the effective date of the merger discussed in Notes 1 and 11.

     AMPAM follows the liability method of accounting for income taxes. Under this method, deferred assets and liabilities are recorded for future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the underlying assets or liabilities are recovered or settled.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities, disclosures of contingent liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Reference is made to the "Revenue Recognition" section of this note for discussion of significant estimates reflected in the Company's financial statements.

             AMERICAN PLUMBING & MECHANICAL, INC. AND SUBSIDIARIES

  Realization of Long-Lived Assets

     In the event that facts and circumstances indicate that property and equipment or other assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset's carrying amount to determine if an impairment of such property is necessary. The effect of any impairment would be to expense the difference between the fair value of such property and its carrying value.

  Goodwill

     The Company records as goodwill the excess of the purchase price paid for business acquisitions over the fair value of the net assets acquired. Goodwill is amortized to income on a straight-line basis over a 30 year period. AMPAM periodically evaluates the recoverability of the remaining balance of goodwill recorded from acquisitions. The Company uses an estimate of future income from operations and cash flows, as well as other economic and business factors as a measure of recoverability of these assets.

  Debt Issuance Costs

     Issuance costs of approximately $5.7 million related to AMPAM's Senior Subordinated Notes and the Bank Credit Facility (see Note 5) are included in Other Noncurrent Assets and are amortized to interest expense over the scheduled maturity of the debt. For the year ended December 31, 1999, $0.7 million was charged to interest expense.

  Fair Value of Financial Instruments

     The carrying amounts reflected in the accompanying balance sheet for cash, accounts receivable, costs and estimated earnings in excess of billings on uncompleted contracts, accounts payable and accrued expenses, accounts payable-related parties, billings in excess of costs and estimated earnings on uncompleted contracts and the bank credit facility approximate fair value due to the short term nature of the instruments. The Company believes the Senior Subordinated Notes are stated at fair value.

  Reclassifications

     Certain reclassifications have been made to the prior-year financial statements to conform to the current-year presentation.

  Recent Accounting Pronouncements

     In June 1998, Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133") was issued. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument be measured at its fair value, recorded on the balance sheet as either an asset or liability and that changes in the derivative's fair value be recognized currently in earnings. SFAS 133, as amended, is effective for fiscal quarters of fiscal years beginning after June 15, 2000. The Company has not yet quantified the impacts of adopting SFAS 133 on its financial statements. The Company did not early adopt SFAS 133, therefore, it will be adopted in 2001.

             AMERICAN PLUMBING & MECHANICAL, INC. AND SUBSIDIARIES

3. DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS:

     Accounts receivable consist of the following (in thousands):

                                                                DECEMBER 31,
                                                              ----------------
                                                               1998     1999
                                                              ------   -------
Contract receivables........................................  $6,402   $73,585
Other accounts receivable...................................      96     1,259
Allowance for uncollectible accounts........................    (101)   (1,118)
                                                              ------   -------
                                                              $6,397   $73,726
                                                              ======   =======

     Installation contracts in progress are as follows (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                               1998       1999
                                                              -------   ---------
Costs incurred on contracts in progress.....................  $ 1,848   $ 239,991
Estimated earnings on contracts in progress.................    4,259      63,197
                                                              -------   ---------
                                                                6,107     303,188
Less -- Billings to date....................................   (6,445)   (305,990)
                                                              -------   ---------
                                                              $  (338)  $  (2,802)
                                                              =======   =========
Costs and estimated earnings in excess of billings on
  uncompleted contracts.....................................  $   273   $  13,919
Billings in excess of costs and estimated earnings on
  uncompleted contracts.....................................     (611)    (16,721)
                                                              -------   ---------
                                                              $  (338)  $  (2,802)
                                                              =======   =========

     Accounts payable and accrued expenses consist of the following (in thousands):

                                                                DECEMBER 31,
                                                              ----------------
                                                               1998     1999
                                                              ------   -------
Accounts payable, trade.....................................  $2,101   $24,085
Accrued warranty............................................     410     1,280
Accrued income taxes payable................................     169     1,537
Deferred taxes..............................................      31     2,492
Accrued payroll.............................................     132     2,726
Accrued bonuses.............................................     173     1,636
Accrued vacation............................................     205     1,286
Accrued interest............................................      --     3,242
Accrued insurance...........................................     115     1,670
Other accrued expenses......................................      77     2,917
                                                              ------   -------
                                                              $3,413   $42,871
                                                              ======   =======

             AMERICAN PLUMBING & MECHANICAL, INC. AND SUBSIDIARIES

4. PROPERTY AND EQUIPMENT, NET:

     Property and equipment, net consists of the following (in thousands):

                                                         ESTIMATED       DECEMBER 31,
                                                        USEFUL LIVES   -----------------
                                                          IN YEARS      1998      1999
                                                        ------------   -------   -------
Vehicles and equipment................................     5           $ 5,180   $19,557
Office equipment......................................    5-7              378     3,034
                                                                       -------   -------
                                                                         5,558    22,591
Less -- Accumulated depreciation and amortization.....                  (3,859)   (5,325)
                                                                       -------   -------
                                                                       $ 1,699   $17,266
                                                                       =======   =======

     Capital leases of approximately $1,529,000 and $4,992,000 as of December 31, 1998, and 1999, are included in vehicles and equipment. The accompanying consolidated statements of income reflect depreciation expense of $595,000, $673,000, and $3,232,000 for the years ending December 31, 1997, 1998, and 1999, respectively.

5. LONG-TERM DEBT:

     Long-term debt consists of the following (in thousands):

                                                                DECEMBER 31,
                                                              ----------------
                                                              1998      1999
                                                              -----   --------
Senior Subordinated Notes...................................  $  --   $122,643
Bank Credit Facility........................................     --     12,000
Capital Lease Obligations...................................    829      3,011
                                                              -----   --------
                                                                       137,654
Less: Current Maturities....................................   (480)    (1,031)
                                                              -----   --------
                                                              $ 349   $136,623
                                                              =====   ========

     At December 31, 1999, future principal payments of long-term debt are as follows (in thousands):

Year ended December 31 --
2000......................................................  $  1,031
2001......................................................       800
2002......................................................    12,276
2003......................................................       146
2004......................................................        83
Thereafter................................................   123,318
                                                            --------
                                                            $137,654
                                                            ========

     Following is a discussion of the Company's long-term obligations:

  Senior Subordinated Notes

     On May 19, 1999, the Company completed an offering of $125.0 million of 11 5/8% senior subordinated notes due in 2008 (the "Senior Subordinated Notes"). The Senior Subordinated Notes are subordinated to all existing and future senior indebtedness of the Company and are guaranteed by each of the Company's current and future subsidiaries. The Company has the option to redeem the Senior Subordinated Notes at any time on

             AMERICAN PLUMBING & MECHANICAL, INC. AND SUBSIDIARIES or after 2004, at specified redemption prices. Before 2002, the Company also has the option, under certain circumstances, to redeem up to 35% of the aggregate principal amount of the Senior Subordinated Notes at specified redemption prices. Additionally, the Company is required under certain circumstances to offer to repurchase the Senior Subordinated Notes at specified redemption prices in the event of a change in control.

     The terms of the Senior Subordinated Notes limit the ability of the Company to, among other things, incur additional indebtedness, dispose of assets, make acquisitions, make other investments, pay dividends, and to make various other payments.

     The Senior Subordinated Notes are reflected in the accompanying balance sheet net of an original issuance discount of approximately $2.4 million which is being amortized to interest expense over the term of the bonds. The net proceeds from the offering of approximately $117.7 million (net of offering expenses), were used to (1) repay the outstanding indebtedness ($70.3 million) under the $95.0 million Bank Credit Facility; (2) repay the $30.0 million Subordinated Loan; (3) repay the Seller Notes and the Sponsor Note ($8.9 million as of April 1, 1999); and (4) for general corporate purposes.

  The Bank Credit Facility

     The bank credit facility (the "Credit Facility") is a senior secured revolving commitment in an aggregate principal amount of $95 million. Amounts initially borrowed under the Credit Facility were used to fund a part of the cash portion of the consideration for the Founding Company acquisitions. The initial borrowings were repaid with the proceeds from the Senior Subordinated Notes. The Credit Facility will be used to fund future acquisitions and to provide financing of general corporate purposes. The Credit Facility bears interest, at the option of the Company, at the base rate of the arranging bank plus an applicable margin or at LIBOR, plus an applicable margin. The applicable margin fluctuates based on the Company's ratio of funded debt to EBITDA and is between 1.50% and 2.50% above LIBOR or 0.00% and 1.00% above the agent bank's base rate. Interest on base rate loans is payable quarterly in arrears and interest on LIBOR loans is payable at the end of each borrowing period. The term of the Credit Facility is three years from the date of closing of the Founding Company acquisitions and all principal amounts borrowed will be payable in full at maturity. The Credit Facility is secured by (1) the accounts receivable, inventory, equipment and other personal property of the Company, and (2) all of the capital stock owned by AMPAM of its existing or later-formed domestic subsidiaries. The Company is required to make prepayments or commitment reductions on the Credit Facility under certain circumstances.

     The Credit Facility requires the Company to maintain compliance with certain specified financial covenants including maximum ratios of funded debt to EBITDA, a minimum fixed charge coverage ratio, a minimum net worth, and other restrictive covenants. Additionally, the terms of the Credit Facility limit the ability of the Company to incur additional indebtedness, dispose of assets, make acquisitions or other investments, and to make various other payments. The Company is in compliance with the covenants of the Credit Facility.

     At December 31, 1999 $12.0 million was outstanding on the Credit Facility. The proceeds from the Credit Facility were used to fund a portion of the cash consideration of the Subsequent Acquisitions.

  The Subordinated Loan

     The Subordinated Loan was a senior subordinated loan in an aggregate principal amount of $30.0 million and was subordinated to all other of the Company's senior debt (including the Credit Facility), and senior to all other subordinated debt of the Company (including the Seller Notes). Amounts borrowed under the Subordinated Loan were used to fund a portion of the cash consideration of the Founding Companies. The Subordinated Loan bore interest at an annual rate equal to three month LIBOR plus 350 basis points. Interest was payable quarterly in arrears.

             AMERICAN PLUMBING & MECHANICAL, INC. AND SUBSIDIARIES

     Concurrent with entering into the Subordinated Loan, AMPAM deposited warrants to purchase common stock into escrow, for the benefit of the lenders. The warrants terminated when the Subordinated Loan was repaid, upon closing of the Senior Subordinated Note offering discussed above. The Company recorded estimated fair value of the warrants (approximately $0.3 million) as an increase to stockholder's equity and a corresponding discount to the Subordinated Loan recorded value. The discount was amortized as additional interest expense.

     The Company repaid the $30.0 million outstanding under this loan with the proceeds from the Senior Subordinated Notes discussed above. Upon repayment, the Company wrote off deferred loan issuance costs of $0.5 million and the discount of approximately $0.3 million. The expense is reflected as an extraordinary item net of the tax benefit of $0.3 million.

  The Seller Notes

     On April 1, 1999, the Company issued $5.8 million principal amount of Seller Notes due on April 1, 2002. The Seller Notes bore interest at the rate of 10% per annum. Interest on the Seller Notes was payable quarterly, commencing 90 days from the date of issuance. The Seller Notes were unsecured obligations of the Company, subordinated in the right of payment to any and all existing and future senior indebtedness of the Company (including the Credit Facility and the Subordinated Loan). The Seller Notes were repaid upon completion of the Senior Subordinated Notes discussed above.

  The Sponsor Note

     On April 1, 1999, the Company issued a subordinated note payable to Sterling City Capital, LLC in settlement of the amounts due to them of $3.1 million ($2.0 million at December 31, 1998). The Sponsor Note was due on April 1, 2002 and bore interest payable quarterly at the annual rate of 10%. The Sponsor Note was repaid by the Company upon completion of the Senior Subordinated Note offering discussed above.

6. OPERATING LEASES:

     The Company leases various facilities under noncancelable operating leases from related parties and believes such leases to be commercially reasonable. The Company also leases certain facilities, vehicles and equipment under operating leases from third parties. Lease expiration dates vary, and future minimum lease payments are as follows (in thousands):

                                                      RELATED    THIRD
                                                      PARTIES   PARTIES
                                                      -------   -------
Year ended December 31 --
2000................................................  $2,154    $1,303
2001................................................   2,199       708
2002................................................   1,651       433
2003................................................   1,530       279
2004................................................     809       152
Thereafter..........................................     765        --
                                                      ------    ------
                                                      $9,108    $2,875
                                                      ======    ======

     Total rent payments to related parties were $0.5 million, $0.5 million, and $2.4 million for the years ended December 31, 1997, 1998, and 1999, respectively.

             AMERICAN PLUMBING & MECHANICAL, INC. AND SUBSIDIARIES

7. INCOME TAXES:

     Federal and state income taxes are as follows (in thousands):

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              1997    1998     1999
                                                              -----   -----   -------
Federal --
  Current...................................................  $ --    $ --    $4,986
  Deferred..................................................   (16)     --     1,180
State
  Current...................................................    28      67     1,344
  Deferred..................................................    65     (35)      349
                                                              ----    ----    ------
                                                              $ 77    $ 32    $7,859
                                                              ====    ====    ======

     Actual income tax expense differs from income tax expense computed by applying the U.S. federal statutory corporate rate of 35 percent to income before provision for income taxes as follows (in thousands):

                                                             YEAR ENDED DECEMBER 31,
                                                             -----------------------
                                                             1997    1998     1999
                                                             -----   -----   -------
Provision at the statutory rate............................  $ 688   $ 227   $ 3,934
Increase (decrease) resulting from --
  Earnings of Christianson taxed as an S Corporation.......   (688)   (227)   (1,247)
  Permanent differences, primarily goodwill amortization
     and stock compensation expense........................      5      --     4,014
  State income tax, net of benefit for federal deduction...     88      32     1,158
  Other....................................................    (16)     --        --
                                                             -----   -----   -------
                                                             $  77   $  32   $ 7,859
                                                             =====   =====   =======

     Deferred income tax provisions result from temporary differences in the recognition of income and expenses for financial reporting purposes and for tax purposes. The tax effects of these temporary differences, representing deferred tax assets and liabilities, result principally from the following (in thousands):

                                                               DECEMBER 31,
                                                              --------------
                                                              1998    1999
                                                              ----   -------
Deferred income tax assets --
  Reserves and accrued expenses.............................  $ 62   $ 1,531
Deferred income tax liabilities --
  Property and equipment....................................   (15)   (1,319)
  Revenue recognition.......................................   (23)   (2,492)
  Other.....................................................   (12)       --
                                                              ----   -------
          Total deferred income tax liabilities.............   (50)   (3,811)
                                                              ----   -------
          Net deferred income tax assets (liabilities)......  $ 12   $(2,280)
                                                              ====   =======

             AMERICAN PLUMBING & MECHANICAL, INC. AND SUBSIDIARIES

     The net deferred tax assets and liabilities are comprised of the following (in thousands):

                                                               DECEMBER 31,
                                                              --------------
                                                              1998    1999
                                                              ----   -------
Deferred tax assets --
  Current...................................................  $ 56   $ 1,531
  Long-term.................................................     6        --
                                                              ----   -------
          Total deferred income tax assets..................    62     1,531
Deferred tax liabilities --
  Current...................................................   (31)   (2,492)
  Long-term.................................................   (19)   (1,319)
                                                              ----   -------
          Total deferred income tax liabilities.............   (50)   (3,811)
                                                              ----   -------
          Net deferred income tax assets (liabilities)......  $ 12   $(2,280)
                                                              ====   =======

8. STOCKHOLDERS' EQUITY:

  Common Stock

     In connection with the organization and initial capitalization of AMPAM, the Company issued 2,092,401 shares of Class B common stock at $.01 par value (Class B common stock). AMPAM has subsequently issued 1,325,116 additional shares of Class B common stock and common stock to certain management of AMPAM and other individuals. The shares of Class B common stock have rights similar to shares of common stock, except the Class B shares are entitled to elect one member of the board of directors and are entitled to one-fourth of one vote for each share held on all other matters, and are subordinate in liquidation to all other classes of stock.

     Each share of Class B common stock will automatically convert to common stock (as adjusted proportionately to give effect to any stock dividends, combinations, splits or other similar events with respect to the common stock) on a share-for-share basis in the event AMPAM consummates any of the following events: (i) an initial public offering of common stock; (ii) any sale of all or substantially all of our assets in one transaction or a series of related transactions; (iii) any merger or consolidation that involves AMPAM in which AMPAM is not the surviving entity; or, (iv) any transaction after which the common stock held by persons other than the holders of common stock as of April 1, 1999 constitutes 50% or more of the common stock outstanding as of the date of the consummation of such transaction. Furthermore, if the Class B common stock has not previously been converted into common stock before April 1, 2002, AMPAM will have the option to redeem all outstanding shares of Class B common stock for $.01 a share.

     On April 1, 1999, the Company recorded a nonrecurring non-cash compensation charge related to all shares issued to management of approximately $8.0 million which represented the difference between the estimated fair value ($7.50 a share for common stock and $6.00 a share for Class B common stock) of such shares and their recorded values. Compensation expense was recognized for shares issued to management of the Company who: (1) were formerly management of the accounting acquiror; and, (2) who did not participate in negotiating the acquisitions of the founding companies.

     On April 1, 1999, the Company reflected the shares previously issued to Sterling City Capital, LLC, certain consultants, and, certain non-Christianson members of management as acquisition costs (i.e. goodwill valued at $7.50 a share for common stock and $6.00 a share for Class B common stock) in connection with the acquisitions. These shares were issued in contemplation of the acquisitions, and no further stock issuances of this nature are anticipated.

             AMERICAN PLUMBING & MECHANICAL, INC. AND SUBSIDIARIES

  Series A Redeemable Preferred Stock

     An aggregate of 1,048,820 shares of preferred stock was issued to certain stockholders of Christianson on April 1, 1999. Such Christianson stockholders received their acquisition consideration solely in the form of cash and shares of preferred stock. The preferred stock is cumulative, redeemable and convertible and was recorded at its estimated fair value of $13 per share.

     The holders of the preferred stock are entitled to receive dividends at an annual rate of 10% based on the liquidation value (as defined below). The dividends are payable in cash semiannually in arrears. The dividend payment dates are June 30 and December 31, beginning on June 30, 1999. The holders of the preferred stock are also entitled to receive additional dividends on an equal share-for-share basis with the common stock to the extent that the Company has paid cumulative dividends on a base amount of $13.00 per share of common stock, as proportionately adjusted for any stock dividends, combinations, splits or other similar events with respect to such shares, a common stock base amount. However, the right of the holders of the preferred stock to receive this preferential dividend will extinguish 40 days after the 25th day following the date of the final prospectus related to an initial public offering of the Company's common stock. After, such time, the holders will be entitled to share equally, on a per share basis, in any dividends of the Company with the holders of common stock.

     The preferred stock is senior to all other classes of the Company's capital stock (including the common stock) in right of liquidation, dividends and distributions.

     The liquidation value of the preferred stock is $13.00 per share, plus accrued and unpaid dividends, as adjusted proportionately for any stock dividends, combinations, splits, or other similar events with respect to such shares, at liquidation value. In addition, the preferred stock shares equally, on a per-share basis, with the common stock after each share is paid the common stock base amount, plus a cumulative amount of dividends equal to 10% from the later to occur of the date of issuance of the preferred stock or the date of the issuance of such share of common stock.

     Except under certain circumstances, the preferred stock is not entitled to vote as a separate class, but votes together with the holders of shares of all other classes of common stock of the Company as one class on all matters submitted to a vote of the Company's stockholders. Each holder of shares of preferred stock is entitled to the number of votes equal to the largest number of full shares of common stock into which all shares of preferred stock held by such holder could be converted at the record date for the determination of the stockholders entitled to vote on such matters. In all cases where the holders of shares of preferred stock are required by law to vote separately as a class, such holders are entitled to one vote for each such share.

     The preferred stock is redeemable at the Company's option, in whole or in part, prior to an initial public offering of AMPAM common stock for the greater of (i) the fair market value of the preferred stock, or (ii) $13.00 per share of preferred stock, plus, in each case, accrued and unpaid dividends thereon. After an IPO, the Company has the right to redeem, in whole or in part, the preferred stock at any time and from time to time, at a price equal to the trading price of the common stock at the time of redemption but in no event for less than $13.00 per share of preferred stock, plus accrued and unpaid dividends. After April 1, 2002, the holders of the preferred stock may require the Company to redeem the preferred stock (in whole or in part). In each such case, the redemption price per share will be equal to the liquidation value plus accrued and unpaid dividends through the date of redemption.

     Prior to the filing of a registration statement by the Company with the Securities and Exchange Commission with respect to an IPO, the holders of preferred stock may convert the preferred stock into common stock on a share-for-share basis. Not later than the twenty-fifth day after the date of the final prospectus relating to such IPO, the Company will give notice to each holder of preferred stock to the effect that the preferred stock will automatically convert into shares of common stock on the 40th day thereafter unless such holder gives the Company written notice on or before such date that such holder elects such

             AMERICAN PLUMBING & MECHANICAL, INC. AND SUBSIDIARIES conversion not occur with respect to such holder's shares of preferred stock. In the event the Company does not receive such notice on or before such date, the preferred stock shall be converted into common stock at a conversion ratio equal to the liquidation value (without inclusion of accrued but unpaid dividends) divided by the price per share to the public in the IPO, effective as of such date.

     The Company may convert the preferred stock following the consummation of an IPO on a share-for-share basis, unless such conversion would result in the holder of preferred stock receiving common stock having a value of less than $13.00 per share, in which case the conversion would be made at a conversion ratio equal to the liquidation value (without inclusion of accrued but unpaid dividends) divided by the price per share to the public in the IPO.

9. STOCK-BASED COMPENSATION:

     In February 1999, the Company's board of directors and stockholders approved the Company's 1999 Stock Plan, or the "stock plan", which provides for the granting or awarding of incentive or nonqualified stock options, stock appreciation rights, restricted or phantom stock, and other incentive awards to directors, officers, key employees and consultants of the Company. The number of shares authorized and reserved for issuance under the stock plan is the greater of 3.7 million shares or 15% of the aggregate number of shares of common stock outstanding. The terms of the option awards will be established by the Compensation Committee of the Company's Board of Directors. The Company granted nonqualified stock options to purchase a total of approximately 2.0 million shares of common stock at a prices of $7.00 and $9.00 per share to key employees of the Company at the consummation of the acquisitions. These options vest at the rate of 20 percent per year, commencing on the first anniversary of the grant date and will expire at the earliest of ten years from the date of grant, three months following termination of employment other than due to death or disability, or one year following termination of employment due to death or disability.

     Compensation expense is being recognized for the excess of the fair market value of the stock over the grant price (approximately $0.3 million for the nine months ended December 31, 1999). Approximately $0.7 million of unamortized deferred compensation expense existed at December 31, 1999.

     The Company measures compensation expense attributable to stock options to employees to the extent that the fair market value of the related stock is in excess of the option's exercise price at date of grant. The Company has computed, for pro forma disclosure purposes, the value of all options for shares of the Company's stock granted to employees using the Black-Scholes pricing method using the following assumptions:

                                                             1999
                                                           ---------
Risk-free interest rate..................................  5.3%-6.6%
Expected dividend yield..................................       -- %
Expected lives...........................................    5 Years
Volatility...............................................       -- %

     The weighted average fair value of the options granted in 1999 was $2.21.

             AMERICAN PLUMBING & MECHANICAL, INC. AND SUBSIDIARIES

     If the Company had accounted for these plans by recording expense based on their fair value at the grant date, the Company's net income for 1999, would be as follows:

                                                              1999
                                                         --------------
                                                         (IN THOUSANDS)
Net income:
  As reported.........................................       $2,926
  Pro forma...........................................        2,815
Net income available to common stockholders:
  As reported.........................................       $1,903
  Pro forma...........................................        1,792

     The following table summarizes activity under the Company's stock option plan:

                                                                        WEIGHTED AVERAGE
                                                             SHARES      EXERCISE PRICE
                                                            ---------   ----------------
Balance, December 31, 1998................................         --           --
  Granted (range of exercise prices, $7.00 to $9.00)......  2,012,402        $7.16
  Forfeited (range of exercise prices, $7.00 to $9.00)....    (98,643)       $7.25
                                                            ---------
Balance, December 31, 1999................................  1,913,759        $7.16
                                                            =========
Exercisable, December 31, 1999............................         --        $  --

10. EMPLOYEE BENEFIT PLANS:

     The Acquired Companies in some cases had 401(k) and defined contribution profit-sharing plans in place. These plans have varied contribution rates and vesting schedules. AMPAM is currently in the process of combining the assets of the various plans into a unified AMPAM 401(k) plan. The terms of the AMPAM 401(k) plan are expected to be finalized prior to December 31, 2000. Contributions to the Acquired Companies' plans for 1999 were $819,000.

11. ACQUISITIONS:

     The Company accounts for all acquisitions using the purchase method of accounting. The results of operations of the Acquired Companies are included in the accompanying financial statements from the date of acquisition forward.

  Founding Companies

     On April 1, 1999 AMPAM acquired the ten Founding Companies contemporaneously with the related initial financings. The acquisition consideration delivered upon the closing of the acquisitions consisted of:

        (i)   $99.9 million in cash,

        (ii)  $5.8 million of seller notes,

        (iii) 8,898,618 shares of common stock ($7.50 per share, or $66.7 million), and,

        (iv) 1,048,820 shares of preferred stock ($13.00 per share, or $13.6 million).

     Additionally, approximately 2.1 million shares of Class B common stock issued to Sterling City Capital, LLC and certain consultants was reflected as part of the purchase price (i.e., goodwill).

     Included in the $99.9 million cash acquisition consideration was an estimated amount based on the level of working capital of each Founding Company as of the closing date. The cash portion of the acquisition

             AMERICAN PLUMBING & MECHANICAL, INC. AND SUBSIDIARIES consideration attributable to the level of working capital was increased by approximately $12.0 million based on the actual working capital as of the closing date.

     The stockholders of each Founding Company were also entitled to distributions of certain non-operating assets of such Founding Company (subject to assumption of related liabilities), retained earnings of such Founding Company (if a C corporation), or the positive amount of the accumulated adjustment account (if an S corporation). In addition to the acquisition consideration and other payments and distributions described above, the stockholders of certain Founding Companies (including certain former stockholders of Christianson) will receive additional consideration because their Founding Company generated actual adjusted net income for the year ended December 31, 1999, in excess of a designated target level of net income for that period. Additional consideration of $9.8 million will be issued to the former stockholders of four of the non-Christianson entities and is reflected as goodwill in the financial statements of the Company. The cash portion of the consideration ($5.8 million) was included in Accounts Payable -- Related Parties in the accompanying financial statements, while the stock portion of the additional consideration ($4.0 million; 443,759 shares valued at $9 per share) resulted in an increase in Additional Paid In Capital. Additionally, the cash portion of the Christianson consideration ($4.3 million) was included in Accounts Payable -- Related Parties and was charged to Additional Paid In Capital. The stockholders entitled to additional consideration will receive their stock in April 2000, and the cash will be paid out as allowed by the terms of the Senior Subordinated Notes. No other earnouts are owed.

  Subsequent Acquisitions

     On September 30, 1999 AMPAM acquired all of the outstanding stock of two entities and the assets of a third entity. The acquisition consideration delivered upon closing of the Subsequent Acquisitions consisted of:

        (i)   $16.4 million in cash; and

        (ii) 1,471,539 shares of common stock ($9.00 per share or $13.2 million).

     The accompanying balance sheet as of December 31, 1999, include allocations of the respective purchase prices to the assets acquired and liabilities assumed as well as an estimate of the amount of goodwill generated by the transactions. The purchase accounting for all acquisitions has been based on the preliminary estimates of fair value and is subject to final adjustment.

     The unaudited pro forma data presented below consist of the income statement data presented in the accompanying consolidated financial statements plus income statement data for all Acquired Companies as if the acquisitions and related financings were effective on January 1, 1998 (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1998       1999
                                                              --------   --------
                                                                  (UNAUDITED)
Revenues....................................................  $372,996   $451,004
Noncash stock compensation charge...........................        --      7,992
                                                              --------   --------
Net income before extraordinary loss........................     8,032      5,506
                                                              --------   --------
Net income..................................................     8,032      5,051
                                                              ========   ========

12. COMMITMENTS AND CONTINGENCIES:

  Litigation

     The Company is involved in disputes or legal actions arising in the ordinary course of business. Management does not believe the outcome of such legal actions will have a material adverse effect on the Company's financial position or results of operations.

             AMERICAN PLUMBING & MECHANICAL, INC. AND SUBSIDIARIES

  Insurance

     The Company carries a broad range of insurance coverage, including business auto liability, general liability, workers' compensation and an umbrella policy. The Company has not incurred significant claims or losses on any of these insurance policies.

13. MAJOR CUSTOMERS AND RISK CONCENTRATION:

     Christianson had sales of approximately 23 percent of total revenues to one major customer during the years ended December 31, 1997, and 1998. For the year ended December 31, 1999, no customer exceeded 10 percent of total revenues.

     In general, the Company performs its services under contract terms that entitle it to progress payments and is typically, by law, granted a lien interest on the work until paid. The Company is exposed to potential credit risk related to changes in business and economic factors. However, management believes that its contract acceptance, billing, and collection policies are adequate to minimize the potential credit risk.

     The Company's customers are primarily in the construction industry. Accordingly, the Company is exposed to risks of fluctuations in construction in the areas in which it operates.

14. QUARTERLY INFORMATION: (UNAUDITED)

     Quarterly financial information for the year ended December 31, 1999 is summarized as follows (in thousands):

                                                       FOR THE QUARTER ENDED,
                                           -----------------------------------------------
                                           MARCH 31   JUNE 30   SEPTEMBER 30   DECEMBER 31
                                           --------   -------   ------------   -----------
Revenue..................................  $16,824    $94,315     $102,071      $120,792
Gross profit.............................    5,434     16,820       19,961        21,815
Net income (loss)........................    3,402     (5,878)       3,406         1,996

15. SUBSEQUENT EVENTS: (UNAUDITED)

     On March 1, 2000, AMPAM acquired the stock of Lindy Dennis Industries and related affiliates (collectively "LDI"), headquartered in Corona, California. LDI operates primarily as a heating, ventilation and air conditioning ("HVAC") contractor specializing in the multifamily residential market. LDI had revenues of approximately $37 million in 1999. The consideration paid by the Company for LDI consisted of 1,346,154 shares of common stock of the Company and approximately $12 million in cash. The cash portion of the consideration was funded through borrowings under the Company's existing $95 million Credit Facility.

     In February 2000, the Company agreed to purchase approximately 1.5 million shares of Class B common stock from Sterling City Capital, LLC, the original sponsor of AMPAM, at a price of $3.25 per share subject to a number of contingencies being met. Subject to similar contingencies, a similar offer will be made to the holders of the remaining 0.9 million Class B common stock. Assuming all contingencies are met, the transaction is expected to close in April 2000 and will be funded by the Company's Credit Facility.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth information as of December 31, 1999, concerning AMPAM's directors and executive officers:

NAME                                    AGE                  POSITION
----                                    ---                  --------
C. Byron Snyder(1)....................  51    Chairman of the Board of Directors
Robert A. Christianson................  54    President, Chief Executive Officer and
                                                Director
Robert C. Richey......................  48    Senior Vice President, Chief Operating
                                                Officer and Director
David C. Baggett(2)...................  38    Senior Vice President, Chief Financial
                                                Officer, Secretary and Director
David A. Croson(3)....................  45    Director
James A. Croson(3)....................  68    Director
Joseph E. Miller(3)...................  47    Director
Albert W. Niemi, Jr. .................  57    Director
Susan O. Rheney.......................  40    Director
Robert W. Sherwood....................  49    Director
Sam B. Sherwood(3)....................  44    Director
Scott W. Teepe, Sr. ..................  42    Director

---------------

(1) Resigned as chairman effective February 17, 2000

(2) Resigned as Secretary effective February 17, 2000.

(3) Resigned as director effective February 17, 2000.

     The following individuals were elected to the Board of Directors or named as executive officers at the February 2000, stockholders' meeting:

NAME                                                      AGE          POSITION
----                                                      ---          --------
Richard M. Pollard......................................  64    Director
Stephen F. Turner.......................................  43    Director
Lloyd C. Smith..........................................  56    Director
Michael E. Workman......................................  56    Director
Carl T. Wimberley.......................................  33    Vice President, General
                                                                Counsel and Secretary

     All officers serve at the discretion of the Board of Directors and have entered into employment agreements with AMPAM.

     C. Byron Snyder. Mr. Snyder was Chairman of the Board of AMPAM from its inception. Effective February 17, 2000, Mr. Snyder resigned his position as Chairman of the Board of Directors. Mr. Snyder is the President of Sterling City Capital, LLC, the promoter of AMPAM.

     Robert A. Christianson. Mr. Christianson became Chief Executive Officer and a director of AMPAM concurrent with the Founding Company acquisitions. Upon the resignation of Mr. Snyder, Mr. Christianson was elected Chairman of the Board of AMPAM. Mr. Christianson was Chief Executive Officer of Christianson Enterprises, Inc., since it was founded in 1980. He also served in management positions with its predecessor company. He has over 35 years experience in the plumbing and mechanical contracting services industry. He is a past president of the Plumbing, Heating and Cooling Contractors Association of Texas.

     Robert C. Richey. Mr. Richey became Chief Operating Officer and a director of AMPAM concurrent with the Founding Company acquisitions. Mr. Richey was Chief Executive Officer of R.C.R. Plumbing, Inc., since its was founded in 1977. He has over 30 years experience in the plumbing and mechanical contracting services industry.

     David C. Baggett. Mr. Baggett has been the Senior Vice President and Chief Financial Officer of AMPAM since August 1998, and became a director of AMPAM concurrent with the Founding Company acquisitions. Prior to that he served as the Senior Vice President and Chief Financial Officer of Kelley Oil & Gas Corporation from March 1997 until August 1998. Before joining Kelley Oil & Gas Corporation, Mr. Baggett was the partner in charge of energy and corporate finance for the Houston office of the accounting and consulting firm of Deloitte & Touche LLP. Mr. Baggett resigned his position as Secretary of AMPAM as of February 17, 2000.

     David A. Croson. Mr. David Croson became a director of AMPAM following the Founding Company acquisitions. Mr. David Croson has been President and Chief Executive officer of J.A. Croson from 1986 until the Founding Company acquisitions and serves as Chief Executive Officer of Croson-Teepe Mechanical. Mr. David Croson is the son of Mr. James Croson.

     James A. Croson. Mr. James Croson became a director of AMPAM following the Founding Company acquisitions. Mr. James Croson was President of J.A. Croson Company of Florida from 1989 until 1997, and Chief Executive Officer from 1998 to present. Mr. James Croson is the father of Mr. David Croson.

     Joseph E. Miller. Mr. Miller became a director of AMPAM concurrent with the Founding Company acquisitions. Mr. Miller was Vice President and Chief Operating Officer of Miller Mechanical Contractors, Inc. since the company was formed in 1977. Mr. Miller is currently the Chief Executive Officer of Miller Mechanical Contractors. He is a past-President of the Georgia Association of Plumbing, Heating and Cooling Contractors.

     Albert W. Niemi, Jr. Dr. Niemi has been a director of AMPAM since April, 1999. He is the John and Debbie Tolleson Dean of the Edwin L. Cox School of Business at Southern Methodist University where his areas of expertise include economic growth, economic forecasting and American business history. Before Dr. Niemi's arrival at Southern Methodist University, he served as dean of the Terry College of Business from 1982 through 1996. He also served as dean of the School of Business at the University of Alabama at Birmingham for the 1996-1997 academic year.

     Susan O. Rheney. Ms. Rheney has been a director of AMPAM since April, 1999. Ms. Rheney has been principal of The Sterling Group, L.P., a private financial organization engaged in the acquisition and ownership of operating businesses, since 1992. Ms. Rheney is also a director of Texas Petrochemical Holdings, Inc. and AXIA Group, Inc.

     Robert W. Sherwood. Mr. Robert Sherwood became a director of AMPAM following the Founding Company acquisitions. Mr. Robert Sherwood has been President and Chief Executive Officer of Sherwood Mechanical, Inc. since he founded that company in 1976. Mr. Robert Sherwood is the current President of the San Diego chapter of Associated Builders and Contractors and is the current Chairman of the Plumbing Industry Committee of the California Contractors Alliance. Robert Sherwood and Sam Sherwood are not related to each other.

     Sam B. Sherwood. Mr. Sam Sherwood became a director of AMPAM concurrent with the Founding Company acquisitions. Mr. Sam Sherwood has been Vice President of Keith Riggs Plumbing, Inc. since 1989. Robert Sherwood and Sam Sherwood are not related to each other.

     Scott W. Teepe, Sr. Mr. Teepe became a director of AMPAM concurrent with the Founding Company acquisitions. Mr. Teepe was Vice President of Teepe's River City Mechanical, Inc., from 1984 until 1998 and President from 1998 until the Founding Company acquisitions. Mr. Teepe is the Chief Operating Officer of Croson-Teepe Mechanical, Cincinnati.

     Richard M. Pollard. Mr. Pollard has worked as an independent financial consultant since 1997. From 1956 to 1996 Mr. Pollard was with Deloitte & Touche LLP, most recently as a senior partner.

     Lloyd C. Smith. Mr. Smith is the Chief Executive Officer of LDI. He has been with LDI since 1967 and has been its president since 1986.

     Stephen F. Turner. Mr. Turner is the Chief Executive Officer of Atlas Plumbing & Mechanical, Inc. which he founded in 1981.

     Michael E. Workman. Dr. Workman is a consultant specializing in the distribution and contracting industry. He is Professor Emeritus from Texas A&M University where he was on the faculty for almost twenty years.

     Carl T. Wimberley. Mr. Wimberley has been Vice President and General Counsel of AMPAM since January 1, 2000, and was elected Secretary of AMPAM on February 17, 2000. From 1992 until he joined AMPAM, Mr. Wimberley was with the law firm of Winstead Sechrest & Minick PC, most recently as a shareholder of the firm.

     The Board of Directors is divided into three classes of directors with staggered terms, expiring at the annual meeting of stockholders. At each annual meeting of stockholders, one class of directors is elected for a full three-year term to succeed the class of departing directors. The Board of Directors is classified as follows: Messrs. J. Croson, S. Sherwood, Snyder and Miller were Class I directors. Messrs. Pollard, Turner and Smith were elected to three year terms to replace the Class I Directors. Messrs. R. Sherwood, D. Croson, Christianson and Niemi are Class II directors. Mr. D. Croson resigned his position as a director of AMPAM and Mr. Workman was elected to the open position. Messrs. Teepe, Baggett, Richey and Ms. Rheney are Class III directors.

COMMITTEES OF THE BOARD OF DIRECTORS

     The Board of Directors established an Audit Committee and a Compensation Committee. The audit committee recommends the appointment of auditors and oversees the accounting and audit functions of AMPAM. The Compensation Committee determines the salaries and bonuses of executive officers and administers the 1999 Stock Plan. Messrs. J. Croson, Miller and Niemi served as members of the Audit Committee for 1999. At the February 2000, Board of Directors Meeting, Messrs. Pollard and Niemi and Ms. Rheney were selected to serve on the Audit Committee for 2000. The 1999 Compensation Committee was comprised of Ms. Rheney, and Messrs. Christianson and R. Sherwood. The members of the Compensation Committee for 2000 are Ms. Rheney and Messrs. R. Sherwood, Richey and Workman.

COMPENSATION COMMITTEE REPORT

     The Compensation Committee, consisting of Ms. Rheney, Mr. Christianson and Mr. R. Sherwood, reviewed the compensation of the executive officers of the Company and determined it to be consistent with guidelines established by the Board of Directors. Mr. Christianson is the Chief Executive Officer of the Company. Mr. R. Sherwood is a founding stockholder and Chief Executive Officer of an AMPAM subsidiary. Ms. Rheney is not an employee of AMPAM. The Committee reviews and approves executive compensation, makes grants of long-term incentives, and determines the compensation to be paid to the Chief Executive Officer and each of the other officers of the Company. The goal of the executive compensation program is to reward executives for their performance and enhancement of stockholder value. At the beginning of each fiscal year, the Committee reviews and establishes the annual salary of each officer, including the Chief Executive Officer. In addition, in an effort to properly align the long-term interests of the Company's management and stockholders, the Committee considers the appropriateness of awards under the Company's stock option plan. The compensation of the Chief Executive Officer was consistent with the terms of his employment agreement which was entered into in connection with the initial acquisitions. Mr. Christianson received no bonus in his capacity as Chief Executive Officer for the 1999 fiscal year. No adjustment to the amounts set forth in that agreement were recommended by the Compensation Committee or adopted by the Board of Directors. The

Compensation Committee and the Board of Directors will continue to evaluate the appropriateness of the total compensation package of the Chief Executive Officer.

Respectfully submitted,

Ms. Susan Rheney
Mr. Robert Christianson
Mr. Robert Sherwood

DIRECTOR COMPENSATION

     Directors who are an employee of AMPAM or a subsidiary do not receive additional compensation for serving as directors. Each director who is not an employee of AMPAM or a subsidiary will receive $2,000 for attendance at each Board of Directors meeting or committee meeting (unless held on the same day as a Board of Directors meeting). If the Board of Directors meeting or committee meeting is held telephonically, the outside directors receive $1,000. Directors of AMPAM will be reimbursed for reasonable out-of-pocket expenses incurred in their capacity as directors of AMPAM. Each non-employee director receives stock options to purchase 5,000 shares of common stock upon initial election to the Board of Directors and thereafter an annual grant of 5,000 options at each annual meeting on which the non-employee director continues to serve.

ITEM 11. EXECUTIVE COMPENSATION

     Set forth below is information regarding compensation arrangements and benefits paid or made available to our Chief Executive Officer and other highly compensated officers of AMPAM in 1999.

SUMMARY COMPENSATION TABLE

                                                                                LONG-TERM
                                                                           COMPENSATION AWARDS
                                                         ANNUAL          -----------------------
                                                      COMPENSATION       RESTRICTED   SECURITIES
                                                   -------------------     STOCK      UNDERLYING
NAME AND PRINCIPAL POSITION                         SALARY     BONUS       AWARDS      OPTIONS
---------------------------                        --------   --------   ----------   ----------
Robert Christianson
  Chairman of the Board of Directors, President
     and Chief Executive Officer(1)..............  $165,000         --   $2,900,232         --
Robert C. Richey
  Chief Operating Officer........................   165,000         --    1,450,116         --
David C. Baggett
  Chief Financial Officer........................   150,000   $200,000    2,900,232    200,000
Guy Hoffman
  Vice President -- Corporate Developments.......    93,750    125,000    1,450,116    100,000
Steven M. Smith
  Treasurer......................................    82,500     40,836      183,000     25,000

---------------

(1) Prior to April 1, 1999, Mr. Christianson received $50,000 in 1999 salary as Chief Executive Officer of Christianson.

     The annualized salary of AMPAM's executive officers as provided in their employment agreement are as follows: Robert A. Christianson -- $220,000; Robert
C. Richey -- $220,000; and, David C. Baggett -- $200,000.

OPTION GRANTS IN THE LAST FISCAL YEAR.

                                                                                      POTENTIAL REALIZABLE
                                           PERCENT OF                                   VALUE AT ASSUMED
                                             TOTAL                                    ANNUAL RATES OF STOCK
                                            OPTIONS                                  PRICE APPRECIATION FOR
                                           GRANTED TO                                      OPTION TERM
                             SECURITIES    EMPLOYEES     EXERCISE                    -----------------------
                             UNDERLYING    IN FISCAL     PRICE PER    EXPIRATION         (IN THOUSANDS)
NAME AND PRINCIPAL POSITION   OPTIONS         YEAR         SHARE         DATE           5%            10%
---------------------------  ----------    ----------    ---------    ----------     ---------     ---------
Robert Christianson.......         --           --            --              --          --            --
Robert C. Richey..........         --           --            --              --          --            --
David C. Baggett..........    200,000         10.0%        $7.00      April 2009      $1,043        $2,491
Guy Hoffman...............    100,000          5.0%        $7.00      April 2009         522         1,245
Steven M. Smith...........     25,000          1.2%        $7.00      April 2009         130           311

EMPLOYMENT AGREEMENTS

     AMPAM entered into an employment agreement with each of the executive officers named above on substantially the same terms and conditions as described in this and the following paragraphs. These agreements prohibit the officer from disclosing AMPAM's confidential information and trade secrets and generally restricts these individuals from competing with AMPAM for a period of two years after the date of the termination of employment with AMPAM. However, many states' courts have a presumption against non-competition agreements due to public policy concerns and some state courts may decide not to enforce or only partially enforce these noncompetition clauses. Each of the agreements have an initial term of five years and provide for an annual extension at the end of its initial term, unless either party timely notifies the other that the term will not be extended, and is terminable by AMPAM or by the officer upon thirty days' written notice. The employment agreements provide that AMPAM will pay each officer the annual salary set forth above, which may be increased by the Board of Directors. Such agreements also provide that each officer will be reimbursed for out-of-pocket business expenses and will be eligible to participate in all benefit plans and programs as are maintained from time to time by AMPAM. All employment agreements provide that if the officer's employment is terminated by AMPAM without "cause" or is terminated by the officer for "good reason," the officer will be entitled to receive a lump sum severance payment at the effective time of termination equal to the base salary (at the rate then in effect) for some period of time. In this type of an event, the time period during which the officer is restricted from competing with AMPAM will be shortened.

     The employment agreements contain provisions concerning a change-in-control of AMPAM, including the following:

     - in the event the officer's employment is terminated within two years following the change in control by AMPAM other than for "cause" or by the officer for "good reason," or the officer is terminated by AMPAM within three months prior to the change in control at the request of the acquiror in anticipation of the change in control, the officer will be entitled to receive a lump sum severance amount equal to the greater of
       (a) three years' base salary (at the rate then in effect) or (b) the base salary for whatever period is then remaining on the initial term, and the provisions which restrict competition with AMPAM will not apply;

     - in any change-of-control situation, the officer may elect to terminate his employment by giving five business days' written notice prior to the closing of the transaction giving rise to the change-in-control, which will be considered to be a termination of employment by the officer for "good reason," and the provisions of the employment agreement governing the same will apply, except that the severance amount otherwise payable will be doubled (but not to exceed six times the officer's base pay) (if the successor does not give written notice of its acceptance of AMPAM's obligations under the employment agreement at least ten business days prior to the anticipated closing date, the severance amount will be tripled, but not to exceed nine times base salary), and the provisions which restrict competition with AMPAM will not apply; and

     - if any payment to the officer is subject to the 20% excise tax on excess parachute payments, the officer will be made "whole" on a net after-tax basis.

     A change in control is generally defined to occur upon:

     - the acquisition by any person of 20% or more of the total voting power of the outstanding securities of AMPAM;

     - the first purchase pursuant to a tender or exchange offer for common stock;

     - the approval of some types of mergers, sale of substantially all the assets, or dissolution of AMPAM; or

     - a change in a majority of the members of AMPAM's Board of Directors.

     In general, a "parachute payment" is any "payment" made by AMPAM in the nature of compensation that is contingent on a change in control of AMPAM and includes the present value of the accelerations of vesting and the payment of options and other deferred compensation amounts upon a change in control. If the aggregate, present value of the parachute payments to individuals, including officers, equals or exceeds three times that individual's "base amount" (generally, the individual's average annual compensation from AMPAM for the five calendar years ending before the date of the change in control), then all parachute amounts in excess of the base amount are "excess" parachute payments. An individual will be subject to a 20% excise tax on excess parachute amounts and AMPAM will not be entitled to a tax deduction for these payments.

1999 STOCK PLAN

     The Board of Directors of AMPAM adopted the 1999 Stock Plan. The purpose of the 1999 Stock Plan is to provide officers, employees, directors and consultants with additional incentives by increasing their ownership interests in AMPAM. Individual awards under the Plan may take the form of one or more of:

        - non-qualified stock options ("NQSOs");

        - stock appreciation rights ("SARs");

        - restricted stock;

        - phantom stock;

        - performance awards;

        - bonus stock awards;

        - other stock-based awards, i.e., awards not otherwise provided for, the value of which are based in whole or in part upon the value of the common stock; and

        - cash awards that may or may not be based on the achievement of performance goals (collectively, "Awards").

     The performance goals for Awards, until changed, include target levels of net income, cash flows, return on equity, profit margins, sales, stock price, reductions in cost of goods sold and earnings per share.

     The Compensation Committee or AMPAM's Chief Executive Officer, to the extent duties are delegated to the Chief Executive by the Compensation Committee, administers the 1999 Stock Plan and selects the individuals who will receive awards and establish the terms and conditions of those awards. The maximum number of shares of common stock that may be subject to outstanding awards, determined immediately prior to the grant of any award, may not exceed the greater of 3,700,000 shares of common stock or 15% of the aggregate number of shares of common stock then outstanding. Shares of common stock which are attributable to awards which have expired, terminated or been canceled or forfeited are available for issuance or use in connection with future awards. The maximum number of shares of common stock with respect to which any person may receive options and SARs in any calendar year is 200,000 shares. With respect to other forms of awards, the maximum award that may be granted to any individual in any calendar year cannot exceed $5.0 million (determined as of the date of the grant of the award). Options and SARs may have exercise prices as the Compensation Committee, in its discretion, determines.

     The 1999 Stock Plan will remain in effect for 10 years, unless earlier terminated by the Board of Directors. The 1999 Stock Plan may be amended by the Board of Directors or the Compensation Committee without the consent of the stockholders of AMPAM, except that any amendment will be subject to stockholder approval if required by any federal or state law or regulation or by the rules of any stock exchange or automated quotation system on which the common stock may then be listed or quoted.

     NQSOs to purchase 200,000 shares of common stock have been granted to David
C. Baggett, Chief Financial Officer and NQSOs to purchase approximately 1.8 million shares of common stock have been granted to other members of management of AMPAM, employees of the founding companies and holders of the preferred stock. The foregoing options have an exercise prices of $7.00 and $9.00. These options will vest at the rate of 20% per year, commencing on the first anniversary of grant and will expire at the earliest of:

        - ten years from the date of grant;

        - three months following termination of employment or service, other than due to death or disability; or

        - one year following a termination of employment or service due to death or disability.

CORPORATE BONUS PLAN FOR 1999

     The Board of Directors approved the Corporate Bonus Plan for 1999. All members of the AMPAM corporate staff participated with the exception of the Chief Executive Officer and the Chief Operating Officer. Those officers will participated in the additional consideration provisions from the sale of their former companies to AMPAM. In the year 2000, they will be considered in the Corporate Plan, along with the Presidents of each of the operating companies.

     The criteria for earning a bonus will be based fifty percent on pre-determined goals for each employee and fifty percent upon over-all earning per share goals for the year. The amount approved by the Board of Directors for 1999 is equal to approximately $505,000.

     The Chief Executive Officer based upon the recommendation of the management committee will administer the plan. The approved salary guidelines will be based upon the 75th percentile of compensation for the industry.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information with respect to beneficial ownership of AMPAM's common stock and Class B common stock, by (a) all persons known to AMPAM to be the beneficial owner of 5% or more of the common stock, (b) each director and nominee for director, (c) each executive officer and (d) all executive officers and directors as a group as of December 31, 1999.

     The holders of Class B common stock, voting together as a single class, are entitled to elect one member of AMPAM's Board of Directors and to one-fourth of one vote on any other matters on which they are entitled to vote. Each share of Class B common stock, will automatically convert to common stock (as adjusted proportionately to give effect to any stock dividends, combinations, splits or other similar events with respect to the common stock) on a share-for-share basis in the event AMPAM consummates any of the following events: (a) an initial public offering of common stock, (b) any sale of all or substantially all of our assets in one transaction or a series of related transactions, (c) any merger or consolidation that involves AMPAM in which AMPAM in which AMPAM is not the surviving entity or (d) any transaction after which the common stock held by persons other than the holders of common stock as of April 1, 1999 constitutes 50% or more of the common stock outstanding as of the date of the consummation of such transaction. Furthermore, if the Class B common stock has not previously been converted into common stock before April 1, 2002, AMPAM will have the option to redeem all outstanding shares of Class B common stock for $0.01 a share.

     The address of each person is c/o American Plumbing & Mechanical, Inc., 1950 Louis Henna Blvd., Round Rock, Texas 78664. All persons listed have sole voting and investment power with respect to their shares unless otherwise indicated.

                                                         COMMON STOCK         CLASS B COMMON STOCK
                                                    BENEFICIAL OWNERSHIP(1)   BENEFICIAL OWNERSHIP
                                                    -----------------------   ---------------------
                                                      SHARES       PERCENT     SHARES       PERCENT
                                                    ----------     --------   ---------     -------
C. Byron Snyder...................................         --          --     1,598,901(2)   66.0
Robert A. Christianson............................    965,166         7.8       108,372       4.5
Robert C. Richey..................................  1,562,230(3)     12.7        54,186       2.2
David C. Baggett..................................    300,000         2.4       108,372       4.5
David A. Croson...................................    720,334(4)      5.9            --        --
James A. Croson...................................    463,225         3.8            --        --
Joseph E. Miller..................................    300,461(5)      2.4            --        --
Albert W. Niemi, Jr. .............................         --          --            --        --
Richard M. Pollard(11)............................         --          --            --        --
Susan O. Rheney(6)................................     10,000         0.1            --        --
Lloyd C. Smith(7)(11).............................         --          --            --        --
Robert W. Sherwood................................    294,120         2.4            --        --
Sam B. Sherwood...................................    169,451(8)      1.4            --        --
Scott W. Teepe, Sr. ..............................    532,760(9)      4.3            --        --
Stephen F. Turner(11).............................    563,453(10)     4.6            --        --
Michael E. Workman(11)............................         --          --            --        --
                                                    ---------        ----     ---------      ----
All executive officers and directors as a group
  (16 persons)....................................  5,881,200        47.8     1,869,831      77.2

---------------

 (1) Assumes conversion of the 1,048,820 shares of preferred stock into the same number of shares of common stock.

 (2) Represents 1,598,901 shares of Class B common stock owned by Sterling City Capital, LLC. Mr. Snyder is the only natural person who shares beneficial ownership over these shares.

 (3) Of these shares, 1,412,230 are held by the Robert C. Richey Trust and 150,000 shares are held by Robert C. Richey.

 (4) Excludes 76,928 shares of common stock that AMPAM has agreed to contribute to deferred compensation plans for the benefit of some of the employees of Croson Ohio.

 (5) Excludes 5,880 shares of 12,000 shares of common stock that AMPAM has agreed to contribute to a deferred compensation plan for the benefit of some of the employees of Miller.

 (6) All of these shares are owned by the Rheney Living Trust, of which Ms. Rheney is a trustee.

 (7) Mr. Smith's company, LDI, was acquired on March 1, 2000. He received 1,343,830 shares of common stock in conjunction with the acquisition.

 (8) All of these shares are held by the Sam B. Sherwood and Vicki S. Sherwood Trust.

 (9) Excludes 10,000 of the 20,000 shares of common stock that AMPAM has agreed to contribute to a deferred compensation plan for the benefit of some of the employees of Teepe's.

(10) Includes 180,303 shares owned by Carol Turner, his wife.

(11) Elected to the Board of Directors at the February 2000, meeting of stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ORGANIZATION OF AMPAM

     AMPAM (1) issued 3,417,517 shares of common stock and Class B common stock, to Sterling City Capital, LLC, the management of AMPAM and other individuals and
(2) granted options to purchase approximately 2.0 million shares of common stock to various officers and employees of AMPAM, holders of preferred stock and other persons. The following executive officers and directors of AMPAM have been issued the following number of shares of common stock and Class B common stock, respectively: Mr. Snyder -- 0 and 1,598,901 (these shares are held in the name of Sterling City Capital, LLC), Mr. Christianson -- 300,000 and 108,372, respectively, Mr. Richey -- 150,000 and 54,186 respectively, Mr.
Baggett -- 300,000 and 108,372, respectively.

     Sterling City Capital, LLC advanced funds to AMPAM to pay for the expenses related to the acquisitions. The advances totaled approximately $3.1 million through the closing of the acquisitions and were repaid concurrent with closing the acquisitions in the form of a sponsor note. This note was repaid with the proceeds of the original issuance of the Senior Subordinated Notes.

ACQUISITION OF FOUNDING COMPANIES

     At the closing of the acquisitions, AMPAM purchased all the issued and outstanding capital stock of the Founding Companies, at which time each Founding Company became a wholly-owned subsidiary of AMPAM. The acquisition consideration was negotiated by the parties and was based primarily upon the pro forma adjusted net income of each Founding Company for prior historical periods, the amounts of indebtedness and working capital of each of the Founding Companies as well as the future prospects of the businesses of each of the Founding Companies. The acquisition consideration delivered upon the closing of the acquisition consisted of:

     - $99.9 million in cash (which represented a portion of the $106.3 million total cash consideration, subject to adjustment as discussed below, to be paid to the stockholders of the founding companies);

     - $5.8 million of seller notes (which were repaid with the proceeds of the issuance of the Senior Subordinated Notes);

     - 8,898,618 shares of common stock; and

     - 1,048,820 shares of preferred stock. Only some of the stockholders of Christianson received shares of preferred stock, and these stockholders did not receive any seller notes or shares of common stock.

     Included in the $99.9 million cash acquisition consideration paid upon closing was a portion of the cash payments to be made to the stockholders of the Founding Companies based upon the level of working capital of the Founding Company as of the closing date. The cash portion of the acquisition consideration attributable to the level of working capital was increased by approximately $12.0 million based on the actual working capital as of the closing date.

     The stockholders of each Founding Company were also entitled to distributions of non-operating assets of the Founding Company (subject to assumption of related liabilities), retained earnings of the Founding Company (if a C corporation) or the positive amount of the accumulated adjustment account (if an S corporation). Distributions of excess working capital and non-operating assets ("owner amounts") amounted to: $6.1 million for Christianson, $4.1 million for RCR; $5.1 million for Teepe's; $2.6 million for Riggs; $3.8 million for Croson Ohio; $5.2 million for Croson Florida; $2.3 million for Power; $0.3 million for Nelson; $1.4 million for Sherwood; and $1.5 million for Miller. In addition to the acquisition consideration and other payments and distributions described above, the stockholders of certain Founding Companies (including certain former stockholders of Christianson) will receive additional consideration because their Founding Company generated actual adjusted net income for the year ended December 31, 1999, in excess of a designated target level of net income for that period. Additional consideration of $9.8 million will be issued to the former stockholders of four of the non-Christianson entities ($5.8 million in cash and 443,759 shares of common stock valued at $9 per share). Additionally, certain former shareholders of Christianson will receive $4.4 million in cash and 216,169 shares of common stock. The shares will be issued to the former stockholders of the Founding Companies on April 1, 2000, and the cash will be paid out as allowed by the terms of the Senior Subordinated Notes.

ACQUISITION CONSIDERATION

     In addition to the $99.9 million in cash consideration and 8,898,618 shares of common stock issued to stockholders of the companies, AMPAM issued approximately $5.8 million in seller notes and 1,048,820 shares of preferred stock. The principal features of the seller notes and preferred stock are set forth below.

  Seller Notes

     Principal Amount and Interest Rate. Concurrent with the closing of the acquisitions, AMPAM issued $5.8 million principal amount of Seller Notes due three years from the date of issuance. The Seller Notes bore interest at the rate of 10% per annum, and any overdue payments also bore interest at a rate of 10%. These Seller Notes were repaid with the proceeds from the issuance of the Senior Subordinated Notes.

     Interest Payment Dates. Interest on the Seller Notes was payable quarterly, commencing 90 days from the date of issuance.

     Ranking. The Seller Notes were unsecured obligations of AMPAM, subordinated in right of payment to any and all existing and future senior indebtedness of AMPAM, including the Credit Facility.

     Redemption at the Option of AMPAM. The Seller Notes were redeemable at any time, at the option of AMPAM, in whole or from time to time in part, at a price equal to 100% of the principal amount plus accrued and unpaid interest, if any, to the date of redemption.

     Redemption at the Option of Holders. In the event AMPAM completed a qualified financing each of the holders of the Seller Notes would have had a one-time "put right," but not an obligation, to require AMPAM to repurchase the Seller Notes held by any holder, together with any accrued and unpaid interest, if any, to the date of redemption, subject to some limitations. A "qualified financing" meant the completion by AMPAM of (i) an initial public offering of common stock or (ii) a private placement or public offering of unsecured, senior subordinated or subordinated notes from which AMPAM would have received at least $75 million in gross proceeds. The consummation of the original issuance of the Senior Subordinated Notes was a "qualified financing" and all of the Seller Notes have been repaid in full.

  Series A Redeemable Preferred Stock

     Shares and Liquidation Value. An aggregate of 1,048,820 shares of preferred stock were issued to members of the Christianson family at the closing of the acquisitions. These Christianson stockholders received the acquisition consideration solely in the form of cash and shares of preferred stock and did not receive any common stock. The issuance of the preferred stock was the result of arms' length negotiation between AMPAM and the stockholders of Christianson and was a necessary component of the consideration required for the sale of their company. The preferred stock is cumulative, redeemable and convertible. The aggregate liquidation value of the preferred stock is $13,634,660, plus accrued and unpaid dividends, as adjusted proportionately for any stock dividends, combinations, splits or other similar events with respect to those shares.

     Dividends. The holders of the preferred stock are entitled to receive dividends at an annual rate of 10% based on the "liquidation value" of the preferred stock. The dividends are payable in cash semiannually in arrears. The dividend payment dates are June 30 and December 31, beginning on June 30, 1999.

     Ranking. The preferred stock ranks senior to all other classes of AMPAM's capital stock, including the common stock, in right of liquidation, dividends and distributions.

     Voting Rights. Except as set forth below, the preferred stock is not entitled to vote as a separate class, but votes together with the holders of shares of all other classes of capital stock of AMPAM as one class on all matters submitted to a vote of AMPAM's stockholders. Each holder of shares of preferred stock is entitled to the number of votes equal to the largest number of full shares of common stock into which all shares of preferred stock held by a holder could be converted at the record date of the determination of the stockholders entitled to vote on those matters. In all cases where the holders of shares of preferred stock are required by law to vote separately as a class, the holders are entitled to one vote for each share.

     Without the affirmative vote of the holders of not less than a majority of the shares of preferred stock, voting together as a single class, AMPAM may not issue preferred stock having equal or superior rights to the preferred stock, repurchase common stock or amend its charter documents in a manner which is adverse to the holders of preferred stock.

     Additionally, at any time and for so long as either (i) AMPAM has failed to punctually pay when due any redemption payment or (ii) dividends payable on the preferred stock have been in arrears and unpaid for a period of forty days. AMPAM shall not , without the affirmative vote of the holders of not less than a majority of the shares of preferred stock, voting together as a single class:

     - incur any additional indebtedness for borrowed money other than borrowing under any credit facility which AMPAM is a party at that time and as then in effect;

     - effect any (a) sale, lease, assignment, transfer or other conveyance of the assets of AMPAM or its subsidiaries which individually or in the aggregate would constitute a significant subsidiary, (b) consolidation or merger involving AMPAM or any of its subsidiaries, or (c) dissolution, liquidation or winding-up of AMPAM or any of its subsidiaries;

     - make (or permit any subsidiary to make) any loan or advance to, or own any stock or other securities of, any subsidiary or other corporation, partnership, or other entity unless it is wholly owned by AMPAM and except of any loans and advances which do not in the aggregate exceed $250,000;

     - make up any loan or advance to any person, including, without limitation, any employee or director of AMPAM or any subsidiary, except advances and similar expenditures in the ordinary course of business; or

     - acquire, by purchase, exchange, merger or otherwise, all or substantially all of the properties or assets of any other corporation or entity.

     Redemption. The preferred stock is redeemable at AMPAM's option, at any time and from time to time, in whole or in part, prior to an initial public offering of common stock for the greater of (i) the fair market value of the preferred stock and (ii) $13.00 per share of preferred stock, plus, in each case accrued and unpaid dividends thereon. After an initial public offering of common stock, AMPAM has the right to redeem the preferred stock at any time from time to time, in whole or in part, at a price equal to the trading price of the common stock at the time of redemption but in no event for less than $13.00 per share of preferred stock, plus accrued and unpaid dividends. After the third anniversary of the date of issuance, the holders of the preferred stock may require AMPAM to redeem the preferred stock. In each case, the redemption price per share will be equal to the liquidation value plus accrued and unpaid dividends through the date of redemption.

     Convertibility. Prior to the filing of a registration statement by AMPAM with the Securities and Exchange Commission with respect to an initial public offering of common stock, the holders of preferred stock may convert the preferred stock to common stock on a share-for-share basis.

     AMPAM may convert the preferred stock following the completion of an initial public offering of common stock on a share-for-share basis, unless the conversion would result in the holder of preferred stock receiving common stock having a value of less that $13.00 per share, in which case the conversion would be made at a conversion ratio equal to the liquidation value (without inclusion of accrued but unpaid dividends) divided by the price per share to the public in the initial public offering of common stock.

     COVENANT NOT TO COMPETE

     Pursuant to the agreements relating to the acquisitions, all of the former stockholders of each of the Acquired Companies have agreed not to compete with AMPAM in the plumbing and mechanical contracting services business for a period of two years after the closing of the acquisitions. However, many states' courts have a presumption against non-competition agreements due to public policy concerns and some state courts may decide not to enforce or only partially enforce the provisions of these non-competition clauses. In addition, some of the management personnel of each of the Acquired Companies will enter into employment agreements through which these persons will agree not to compete with AMPAM in the plumbing and mechanical contracting services business for a period of two years after the termination of their affiliation with AMPAM. In connection with the acquisitions, AMPAM and the owners of the Acquired Companies have agreed to indemnify each other for breaches of representations and warranties and other matters, subject to limitations.

     COMMON STOCK REDEMPTION RIGHTS

     Redemption Trigger. In the event that within three years of the closing of the acquisitions, (1) AMPAM has not consummated an initial public offering of common stock and (2) any stockholder of any Acquired Company has not received cash (including the proceeds from the public or private sale of common stock and the receipt of principal payments, if any, on the Sellers Notes held by the stockholder) equal to or exceeding 50% of the aggregate value of the acquisition consideration received by each stockholder through his or her respective acquisition agreement, each stockholder will have a "put right," to require AMPAM to purchase a number of shares of common stock representing 10% of the total number of shares of common stock then owned by that stockholder, subject to the limitations described below. The purchase price for this redemption will be $13.00 per share of common stock.

     Minimum Redemption; Limitations. If the events specified in clauses (1) and
(2) above, have not occurred within the time specified, AMPAM will be obligated to purchase annually from each eligible stockholder no less than 10% of the common stock held by that stockholder provided, however, that an eligible stockholder will not be entitled to exercise his or her put right if and to the extent that the stockholder's Acquired Company has not achieved the target net income for that Acquired Company for the year preceding the year the stockholder seeks to exercise his put right. AMPAM's obligation to effect these redemptions will be subject to the covenants, limitations and restrictions contained in AMPAM's outstanding private or public debt and equity instruments then in existence.

     Additional Redemptions. In the event an initial public offering of common stock has not been consummated, to the extent the stockholders who have received greater than 50% of their acquisition consideration in cash wish to tender common stock to AMPAM for purchase, AMPAM will use its commercially reasonable efforts to continue to repurchase annually up to 10% of the common stock held by those stockholders. AMPAM's obligation to make any additional redemptions will also be subject to any covenants, limitations or restrictions contained in AMPAM's outstanding private or public debt and equity instruments then in existence.

     Termination of Redemption Obligation. The put rights with respect to any individual stockholder will terminate upon receipt by a stockholder of 50% of his acquisition consideration in cash. This termination will not, however, limit the stockholder's ability to participate in the additional redemptions described above. Notwithstanding the foregoing, all of AMPAM's redemption obligations under the acquisition agreements will terminate on the earlier to occur of (1) an initial public offering of common stock, (2) any sale of all or substantially all of AMPAM's assets in one transaction or series of transactions, (3) any merger or consolidation which involves AMPAM and in which AMPAM is not the surviving entity or (4) any transaction after which the shares of common stock, if any, which are then held by persons other than the holders of common stock as of the closing date of the acquisitions constitute 50% or more of the shares of common stock outstanding as of the date of the closing of the transaction.

     ACQUISITION CONSIDERATION PAID TO OFFICERS AND DIRECTORS

     Individuals who are executive officers or directors of AMPAM received the following portions of the acquisition consideration for their interests in the Founding Companies. Mr. Teepe's share number excludes 10,000 of the 20,000 shares of common stock that AMPAM has agreed to contribute to a deferred compensation plan for the benefit of some of the employees of Teepe's. Mr. David Croson's share number excludes 76,928 shares of common stock that AMPAM has agreed to contribute to deferred compensation plans for the benefit of some of the employees of Croson Ohio. Mr. Miller's share number excludes 5,880 shares of the 12,000 shares of common stock that AMPAM has agreed to contribute to a deferred compensation plan for the benefit of some of the employees of Miller.

                                                                          SHARES OF
                                                                SELLER     COMMON       OWNER
OFFICER/ DIRECTOR                                    CASH(1)   NOTES(1)   STOCK(1)    AMOUNTS(1)
-----------------                                    -------   --------   ---------   ----------
                                                               (DOLLARS, IN THOUSANDS)
  Robert A. Christianson...........................  $ 3,706        --      665,166     $   35
  Robert C. Richey (2).............................    8,473    $1,412    1,412,230        193
  Scott W. Teepe, Sr. .............................    2,052       990      532,760        159
  Sam B. Sherwood (3)..............................      921        --      169,451         12
  James A. Croson..................................    1,906        --      463,225         92
  David A. Croson..................................    4,066        --      720,334        648
  Robert W. Sherwood...............................    1,765       294      294,120        450
  Joseph E. Miller.................................    1,838       306      300,461         47
  Stephen F. Turner................................    5,631        --      563,453         --
                                                     -------    ------    ---------     ------
          Total....................................  $30,358    $3,002    5,121,200     $1,636
                                                     =======    ======    =========     ======

---------------

(1) Does not include any additional consideration due to the stockholders of the Founding Companies. Owner amounts are estimates and assume the transactions were consummated on December 31, 1998. Owner amounts consist of non-operating assets, S corporation accumulated adjustment amounts and excess working capital of the Founding Companies.

(2) The acquisition consideration was paid to the Robert C. Richey Family Trust.

(3) The acquisition consideration was paid to the Sam B. Sherwood and Vicki S. Sherwood Trust.

OTHER TRANSACTIONS INVOLVING CERTAIN OFFICERS, DIRECTORS AND SHAREHOLDERS

     C. Byron Snyder is the principal of Sterling City Capital, LLC. In connection with the organization of AMPAM, Sterling City Capital, LLC advanced AMPAM funds to pay legal, accounting and other expenses. Sterling City Capital, LLC was reimbursed for these expenses in the form of a note which has since been paid off.

     Christianson leases its office and warehouse space in Round Rock and San Antonio, Texas from the Glen T. Christianson Family Trusts, W. George Christianson, Jr. Family Trusts, Robert A. Christianson Family Trusts, and Wilburn G. Christianson Family Trusts. Amounts paid through these leases were $526,000 for the 1999 fiscal year. Future minimum lease payments under these non-cancelable operating leases are $592,000 for 2000, $598,000 for 2001, $115,000 for 2002 and $70,000 for 2003. AMPAM believes that these rents are not in excess of the fair rental value for these facilities. Glen Christianson and George Christianson are brothers of Robert Christianson who is the Chief Executive Office and a director of AMPAM.

     Effective January 1, 1999, Christianson entered into a 7 year operating agreement with Contractor Resources, a company which is wholly-owned by Robert Christianson, to lease some furniture for an annual lease payment of $63,000.

     RCR leases some facilities from Mr. Richey. Lease expense related to these buildings totaled approximately $436,000 for the 1999 fiscal year. Future minimum lease payments under this lease are approximately $581,000 for 2000, $598,000 for 2001, $522,000 for 2002, $488,000
for 2003, and $103,000 for 2004. AMPAM believes that this rent is not in excess of the fair rental value for this property.

     In July 1998, Teepe's sold some property to an entity controlled by Scott
W. Teepe, Sr. Concurrent with the sale, Teepe's entered into a lease with the entity for the same property. The lease calls for monthly lease payments of approximately $12,000. Total rent paid under this lease was $132,000 in 1999. Future minimum lease payments under this lease are approximately $143,000 for 2000, $146,000 for 2001, $150,000 for 2002, $150,000 for 2003, and $153,000 for
2004. AMPAM believes that this rent is not in excess of the fair rental value for this property. Scott W. Teepe, Sr. is a director of AMPAM.

     On March 1, 1995, Croson Ohio sold some facilities to David Croson for $500,000. Croson Ohio now leases these facilities from David Croson. In 1999, Croson Ohio made yearly lease obligation payments to David Croson in the amount of $110,000. Future minimum lease payments are $125,000 for 2000, $125,000 for 2001, $125,000 for 2002, and $115,000 for 2003. David Croson and his father, James Croson, are both directors of AMPAM.

     Riggs leases some facilities from Mary Riggs, the Riggs Group LLP and Riggs Land LLC Lease expense related to these buildings totaled approximately $104,000 for the 1999 fiscal year. Future minimum lease payments under this lease are approximately $170,000 for 2000, $176,000 for 2001, $181,000 for 2002, $187,000
for 2003, and $192,000 for 2004. AMPAM believes that this rent is not in excess of the fair rental value for this property.

     Poway Land Associates, LLC, , which is 90% owned by Mr. R. Sherwood leases some facilities to Sherwood. Amounts paid through this lease were $95,000 for the 1999 fiscal year. Future minimum lease payments under the lease, which expire in May 2003 are $129,000 for 2000, $133,000 for 2001, $137,000 for 2002,
and $129,000 for 2003. AMPAM believes that the leases are not in excess of fair rental value for these facilities.

     Miller purchased various materials and supplies from North Georgia Supply and Appliance Company, a company in which Joseph H. Miller is a part owner. Miller purchased approximately $1.3 million of material and supplies from North Georgia Supply and Appliance Company in 1999. AMPAM believes the purchase price paid for such materials is not in excess of market value.

     Miller leases some facilities from Joseph H. Miller under a lease agreement that expires on September 30, 2005. Rent expense for the 1999 fiscal year was $68,000. Future yearly lease payments for fiscal years 2000 through 2005 are $90,000. AMPAM believes that this rent is not in excess of the fair rental value for this property. Joseph E. Miller, a director of AMPAM, is the son of Joseph
H. Miller.

                                    PART IV

ITEM 14.EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Financial Statements and Supplementary Data, Financial Statement Schedules and Exhibits.

        See Index to Financial Statements under Item 8 of this report.

     (b) Reports on Form 8-K.

        None.

     (c) Exhibits.

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
           3.1           -- Amended and Restated Certificate of Incorporation.
                            (Incorporated by reference to Exhibit 3.1 to the
                            Registration Statement on Form S-4 (File No. 333-81139)
                            of the Company)
           3.2           -- Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-4
                            (File No. 333-81139) of the Company)
           3.3           -- Certificate of Designations of 10% Cumulative Redeemable
                            Convertible Preferred Stock, Series A. (Incorporated by
                            reference to Exhibit 3.3 to the Registration Statement on
                            Form S-4 (File No. 333-81139) of the Company)
           4.1           -- Indenture, dated May 19, 1999, by and among American
                            Plumbing & Mechanical, Inc. and the subsidiaries named
                            therein and State Street Bank and Trust Company covering
                            to $125,000,000 11 5/8% Senior Subordinated Notes due
                            2008. (Incorporated by reference to Exhibit 4.1 to the
                            Registration Statement on Form S-4 (File No. 333-81139)
                            of the Company)
           4.2           -- Registration Rights Agreement dated May 19, 1999 by and among American Plumbing & Mechanical, Inc., Fleet
                            Securities, Inc., Merrill Lynch & Co., Banc One Capital
                            Markets, Inc. and Credit Lyonnais Securities (USA) Inc.
                            (Incorporated by reference to Exhibit 4.2 to the
                            Registration Statement on Form S-4 (File No. 333-81139)
                            of the Company)
           4.3           -- Form of American Plumbing & Mechanical, Inc. 11 5/8%
                            Senior Subordinated Note due 2008. (Incorporated by
                            reference to Exhibit 4.3 to the Registration Statement on
                            Form S-4 (File No. 333-81139) of the Company)
          10.1           -- Form of Officer and Director Indemnification Agreement.
                            (Incorporated by reference to Exhibit 10.1 to the
                            Registration Statement on Form S-4 (File No. 333-81139)
                            of the Company)
          10.2           -- American Plumbing & Mechanical, Inc. 1999 Stock Plan.
                            (Incorporated by reference to Exhibit 10.2 to the
                            Registration Statement on Form S-4 (File No. 333-81139)
                            of the Company)
          10.3           -- $95 million Senior Secured Credit Agreement dated March
                            31, 1999 among American Plumbing & Mechanical, Inc.,
                            First National Bank of Chicago and the other lenders
                            party thereto. (Incorporated by reference to Exhibit 10.3
                            to the Registration Statement on Form S-4 (File No.
                            333-81139) of the Company)
          10.4           -- Transfer Restriction and Expense Reimbursement Agreement.
                            (Incorporated by reference to Exhibit 10.4 to the
                            Registration Statement on Form S-4 (File No. 333-81139)
                            of the Company)

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
          10.5           -- Acquisition Agreement dated February 11, 1999 by and
                            between American Plumbing & Mechanical, Inc.,
                            Christianson Enterprises, Inc., Christianson Service
                            Company, G.G.R. Leasing Corporation and their
                            stockholders. (Incorporated by reference to Exhibit 10.5
                            to the Registration Statement on Form S-4 (File No.
                            333-81139) of the Company)
          10.6           -- Acquisition Agreement dated February 11, 1999 by and
                            between American Plumbing & Mechanical, Inc., J.A. Croson
                            Company and Franklin Fire Sprinkler Company and their
                            stockholders. (Incorporated by reference to Exhibit 10.6
                            to the Registration Statement on Form S-4 (File No.
                            333-81139) of the Company)
          10.7           -- Acquisition Agreement dated February 11, 1999 by and
                            between American Plumbing & Mechanical, Inc., J.A. Croson
                            Company Florida and its stockholders. (Incorporated by
                            reference to Exhibit 10.7 to the Registration Statement
                            on Form S-4 (File No. 333-81139) of the Company)
          10.8           -- Acquisition Agreement dated February 11, 1999 by and
                            between American Plumbing & Mechanical, Inc., Nelson
                            Mechanical Contractors, Inc. and its stockholders.
                            (Incorporated by reference to Exhibit 10.8 to the
                            Registration Statement on Form S-4 (File No. 333-81139)
                            of the Company)
          10.9           -- Acquisition Agreement dated February 11, 1999 by and
                            between American Plumbing & Mechanical, Inc., Miller
                            Mechanical Contractors, Inc. and its stockholders.
                            (Incorporated by reference to Exhibit 10.9 to the
                            Registration Statement on Form S-4 (File No. 333-81139)
                            of the Company)
          10.10          -- Acquisition Agreement dated February 11, 1999 by and
                            between American Plumbing & Mechanical, Inc., R.C.R.
                            Plumbing, Inc. and its stockholders. (Incorporated by
                            reference to Exhibit 10.10 to the Registration Statement
                            on Form S-4 (File No. 333-81139) of the Company)
          10.11          -- Acquisition Agreement dated February 11, 1999 by and
                            between American Plumbing & Mechanical, Inc., Teepe's
                            River City Mechanical, Inc. and its stockholders.
                            (Incorporated by reference to Exhibit 10.11 to the
                            Registration Statement on Form S-4 (File No. 333-81139)
                            of the Company)
          10.12          -- Acquisition Agreement dated February 11, 1999 by and
                            between American Plumbing & Mechanical, Inc., Keith Riggs
                            Plumbing, Inc. and its stockholders. (Incorporated by
                            reference to Exhibit 10.12 to the Registration Statement
                            on Form S-4 (File No. 333-81139) of the Company)
          10.13          -- Acquisition Agreement dated February 11, 1999 by and
                            between American Plumbing & Mechanical, Inc., Power
                            Plumbing, Inc. and its stockholders. (Incorporated by
                            reference to Exhibit 10.13 to the Registration Statement
                            on Form S-4 (File No. 333-81139) of the Company)
          10.14          -- Acquisition Agreement dated February 11, 1999 by and
                            between American Plumbing & Mechanical, Inc., Sherwood
                            Mechanical, Inc. and its stockholders. (Incorporated by
                            reference to Exhibit 10.14 to the Registration Statement
                            on Form S-4 (File No. 333-81139) of the Company)
          10.15          -- Employment Agreement between the Company and Robert
                            Christianson. (Incorporated by reference to Exhibit 10.15
                            to the Registration Statement on Form S-4 (File No.
                            333-81139) of the Company)
          10.16          -- Employment Agreement between the Company and Robert
                            Richey. (Incorporated by reference to Exhibit 10.16 to
                            the Registration Statement on Form S-4 (File No.
                            333-81139) of the Company)

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
          10.17          -- Employment Agreement between the Company and David
                            Baggett. (Incorporated by reference to Exhibit 10.17 to
                            the Registration Statement on Form S-4 (File No.
                            333-81139) of the Company)
          10.18          -- Employment Agreement between the Company, Croson Ohio and
                            David Croson. (Incorporated by reference to Exhibit 10.18
                            to the Registration Statement on Form S-4 (File No.
                            333-81139) of the Company)
          10.19          -- Employment Agreement between the Company, Croson Florida and James Croson. (Incorporated by reference to Exhibit
                            10.19 to the Registration Statement on Form S-4 (File No.
                            333-81139) of the Company)
          10.20          -- Employment Agreement between the Company, Miller and
                            Joseph B. Miller. (Incorporated by reference to Exhibit
                            10.20 to the Registration Statement on Form S-4 (File No.
                            333-81139) of the Company)
          10.21          -- Employment Agreement between the Company, Sherwood and
                            Robert Sherwood. (Incorporated by reference to Exhibit
                            10.21 to the Registration Statement on Form S-4 (File No.
                            333-81139) of the Company)
          10.22          -- Employment Agreement between the Company, Keith Riggs and
                            Sam Sherwood. (Incorporated by reference to Exhibit 10.22
                            to the Registration Statement on Form S-4 (File No.
                            333-81139) of the Company)
          10.23          -- Employment Agreement between the Company, Teepe's and
                            Scott Teepe. (Incorporated by reference to Exhibit 10.23
                            to the Registration Statement on Form S-4 (File No.
                            333-81139) of the Company)
          10.24          -- First Supplemental Indenture between the Company, Parks
                            Mechanical Construction Corporation, a Delaware
                            corporation, Atlantic Plumbing & Mechanical, LLC, a
                            Delaware limited liability company and State Street Bank
                            and Trust Company, as Trustee, dated October 14, 1999.
                            (Incorporated by reference to Exhibit 10.24 to the
                            Registration Statement on Form S-4 (File No. 333-81139)
                            of the Company)
         *21.1           -- List of Subsidiaries.
         *24.1           -- Power of Attorney.
         *27.1           -- Financial Data Schedule

---------------

* Filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         AMERICAN PLUMBING & MECHANICAL, INC.

Date: March 29, 2000                     By:  /s/ ROBERT C. CHRISTIANSON*
                                           -------------------------------------
                                                  Robert C. Christianson,
                                            Chairman of the Board of Directors,
                                           President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities indicated on March 29, 2000.

                      SIGNATURE                                            TITLE
                      ---------                                            -----

             /s/ ROBERT C. CHRISTIANSON*               Chairman of the Board of Directors, President
-----------------------------------------------------    and Chief Executive Officer
               Robert C. Christianson

                /s/ ROBERT C. RICHEY*                  Senior Vice President, Chief Operating Officer
-----------------------------------------------------    and Director
                  Robert C. Richey

                /s/ DAVID C. BAGGETT                   Senior Vice President, Chief Financial Officer
-----------------------------------------------------    and Director (Principal Financial and
                  David C. Baggett                       Accounting Officer)

              /s/ ALBERT W. NIEMI, JR.*                Director
-----------------------------------------------------
                Albert W. Niemi, Jr.

               /s/ RICHARD M. POLLARD*                 Director
-----------------------------------------------------
                 Richard M. Pollard

                /s/ SUSAN O. RHENEY*                   Director
-----------------------------------------------------
                   Susan O. Rheney

               /s/ ROBERT W. SHERWOOD*                 Director
-----------------------------------------------------
                 Robert W. Sherwood

                 /s/ LLOYD C. SMITH*                   Director
-----------------------------------------------------
                   Lloyd C. Smith

                /s/ C. BYRON SNYDER*                   Director
-----------------------------------------------------
                   C. Byron Snyder

              /s/ SCOTT W. TEEPE, SR.*                 Director
-----------------------------------------------------
                 Scott W. Teepe, Sr.

                      SIGNATURE                                            TITLE
                      ---------                                            -----

               /s/ STEPHEN F. TURNER*                  Director
-----------------------------------------------------
                  Stephen F. Turner

               /s/ MICHAEL E. WORKMAN*                 Director
-----------------------------------------------------
                 Michael E. Workman

* By:    /s/ DAVID C. BAGGETT
     -------------------------------
            David C. Baggett
     Pursuant to a power-of-attorney
      filed with this Form 10-K on
              March 23, 2000

                                 EXHIBIT INDEX

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
           3.1           -- Amended and Restated Certificate of Incorporation.
                            (Incorporated by reference to Exhibit 3.1 to the
                            Registration Statement on Form S-4 (File No. 333-81139)
                            of the Company)
           3.2           -- Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-4
                            (File No. 333-81139) of the Company)
           3.3           -- Certificate of Designations of 10% Cumulative Redeemable
                            Convertible Preferred Stock, Series A. (Incorporated by
                            reference to Exhibit 3.3 to the Registration Statement on
                            Form S-4 (File No. 333-81139) of the Company)
           4.1           -- Indenture, dated May 19, 1999, by and among American
                            Plumbing & Mechanical, Inc. and the subsidiaries named
                            therein and State Street Bank and Trust Company covering
                            to $125,000,000 11 5/8% Senior Subordinated Notes due
                            2008. (Incorporated by reference to Exhibit 4.1 to the
                            Registration Statement on Form S-4 (File No. 333-81139)
                            of the Company)
           4.2           -- Registration Rights Agreement dated May 19, 1999 by and among American Plumbing & Mechanical, Inc., Fleet
                            Securities, Inc., Merrill Lynch & Co., Banc One Capital
                            Markets, Inc. and Credit Lyonnais Securities (USA) Inc.
                            (Incorporated by reference to Exhibit 4.2 to the
                            Registration Statement on Form S-4 (File No. 333-81139)
                            of the Company)
           4.3           -- Form of American Plumbing & Mechanical, Inc. 11 5/8%
                            Senior Subordinated Note due 2008. (Incorporated by
                            reference to Exhibit 4.3 to the Registration Statement on
                            Form S-4 (File No. 333-81139) of the Company)
          10.1           -- Form of Officer and Director Indemnification Agreement.
                            (Incorporated by reference to Exhibit 10.1 to the
                            Registration Statement on Form S-4 (File No. 333-81139)
                            of the Company)
          10.2           -- American Plumbing & Mechanical, Inc. 1999 Stock Plan.
                            (Incorporated by reference to Exhibit 10.2 to the
                            Registration Statement on Form S-4 (File No. 333-81139)
                            of the Company)
          10.3           -- $95 million Senior Secured Credit Agreement dated March
                            31, 1999 among American Plumbing & Mechanical, Inc.,
                            First National Bank of Chicago and the other lenders
                            party thereto. (Incorporated by reference to Exhibit 10.3
                            to the Registration Statement on Form S-4 (File No.
                            333-81139) of the Company)
          10.4           -- Transfer Restriction and Expense Reimbursement Agreement.
                            (Incorporated by reference to Exhibit 10.4 to the
                            Registration Statement on Form S-4 (File No. 333-81139)
                            of the Company)
          10.5           -- Acquisition Agreement dated February 11, 1999 by and
                            between American Plumbing & Mechanical, Inc.,
                            Christianson Enterprises, Inc., Christianson Service
                            Company, G.G.R. Leasing Corporation and their
                            stockholders. (Incorporated by reference to Exhibit 10.5
                            to the Registration Statement on Form S-4 (File No.
                            333-81139) of the Company)
          10.6           -- Acquisition Agreement dated February 11, 1999 by and
                            between American Plumbing & Mechanical, Inc., J.A. Croson
                            Company and Franklin Fire Sprinkler Company and their
                            stockholders. (Incorporated by reference to Exhibit 10.6
                            to the Registration Statement on Form S-4 (File No.
                            333-81139) of the Company)
          10.7           -- Acquisition Agreement dated February 11, 1999 by and
                            between American Plumbing & Mechanical, Inc., J.A. Croson
                            Company Florida and its stockholders. (Incorporated by
                            reference to Exhibit 10.7 to the Registration Statement
                            on Form S-4 (File No. 333-81139) of the Company)

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
          10.8           -- Acquisition Agreement dated February 11, 1999 by and
                            between American Plumbing & Mechanical, Inc., Nelson
                            Mechanical Contractors, Inc. and its stockholders.
                            (Incorporated by reference to Exhibit 10.8 to the
                            Registration Statement on Form S-4 (File No. 333-81139)
                            of the Company)
          10.9           -- Acquisition Agreement dated February 11, 1999 by and
                            between American Plumbing & Mechanical, Inc., Miller
                            Mechanical Contractors, Inc. and its stockholders.
                            (Incorporated by reference to Exhibit 10.9 to the
                            Registration Statement on Form S-4 (File No. 333-81139)
                            of the Company)
          10.10          -- Acquisition Agreement dated February 11, 1999 by and
                            between American Plumbing & Mechanical, Inc., R.C.R.
                            Plumbing, Inc. and its stockholders. (Incorporated by
                            reference to Exhibit 10.10 to the Registration Statement
                            on Form S-4 (File No. 333-81139) of the Company)
          10.11          -- Acquisition Agreement dated February 11, 1999 by and
                            between American Plumbing & Mechanical, Inc., Teepe's
                            River City Mechanical, Inc. and its stockholders.
                            (Incorporated by reference to Exhibit 10.11 to the
                            Registration Statement on Form S-4 (File No. 333-81139)
                            of the Company)
          10.12          -- Acquisition Agreement dated February 11, 1999 by and
                            between American Plumbing & Mechanical, Inc., Keith Riggs
                            Plumbing, Inc. and its stockholders. (Incorporated by
                            reference to Exhibit 10.12 to the Registration Statement
                            on Form S-4 (File No. 333-81139) of the Company)
          10.13          -- Acquisition Agreement dated February 11, 1999 by and
                            between American Plumbing & Mechanical, Inc., Power
                            Plumbing, Inc. and its stockholders. (Incorporated by
                            reference to Exhibit 10.13 to the Registration Statement
                            on Form S-4 (File No. 333-81139) of the Company)
          10.14          -- Acquisition Agreement dated February 11, 1999 by and
                            between American Plumbing & Mechanical, Inc., Sherwood
                            Mechanical, Inc. and its stockholders. (Incorporated by
                            reference to Exhibit 10.14 to the Registration Statement
                            on Form S-4 (File No. 333-81139) of the Company)
          10.15          -- Employment Agreement between the Company and Robert
                            Christianson. (Incorporated by reference to Exhibit 10.15
                            to the Registration Statement on Form S-4 (File No.
                            333-81139) of the Company)
          10.16          -- Employment Agreement between the Company and Robert
                            Richey. (Incorporated by reference to Exhibit 10.16 to
                            the Registration Statement on Form S-4 (File No.
                            333-81139) of the Company)
          10.17          -- Employment Agreement between the Company and David
                            Baggett. (Incorporated by reference to Exhibit 10.17 to
                            the Registration Statement on Form S-4 (File No.
                            333-81139) of the Company)
          10.18          -- Employment Agreement between the Company, Croson Ohio and
                            David Croson. (Incorporated by reference to Exhibit 10.18
                            to the Registration Statement on Form S-4 (File No.
                            333-81139) of the Company)
          10.19          -- Employment Agreement between the Company, Croson Florida and James Croson. (Incorporated by reference to Exhibit
                            10.19 to the Registration Statement on Form S-4 (File No.
                            333-81139) of the Company)
          10.20          -- Employment Agreement between the Company, Miller and
                            Joseph B. Miller. (Incorporated by reference to Exhibit
                            10.20 to the Registration Statement on Form S-4 (File No.
                            333-81139) of the Company)
          10.21          -- Employment Agreement between the Company, Sherwood and
                            Robert Sherwood. (Incorporated by reference to Exhibit
                            10.21 to the Registration Statement on Form S-4 (File No.
                            333-81139) of the Company)

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
          10.22          -- Employment Agreement between the Company, Keith Riggs and
                            Sam Sherwood. (Incorporated by reference to Exhibit 10.22
                            to the Registration Statement on Form S-4 (File No.
                            333-81139) of the Company)
          10.23          -- Employment Agreement between the Company, Teepe's and
                            Scott Teepe. (Incorporated by reference to Exhibit 10.23
                            to the Registration Statement on Form S-4 (File No.
                            333-81139) of the Company)
          10.24          -- First Supplemental Indenture between the Company, Parks
                            Mechanical Construction Corporation, a Delaware
                            corporation, Atlantic Plumbing & Mechanical, LLC, a
                            Delaware limited liability company and State Street Bank
                            and Trust Company, as Trustee, dated October 14, 1999.
                            (Incorporated by reference to Exhibit 10.24 to the
                            Registration Statement on Form S-4 (File No. 333-81139)
                            of the Company)
         *21.1           -- List of Subsidiaries.
         *24.1           -- Power of Attorney.
         *27.1           -- Financial Data Schedule

---------------

* Filed herewith.