Form 10-Q
period 2000-03-31
AMERICAN PLUMBING & MECHANICAL INC
filed 2000-05-15
CIK 1072258

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                             ---------------------

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 2000

                         COMMISSION FILE NO. 333-81139

                      AMERICAN PLUMBING & MECHANICAL, INC.
             (Exact name of Registrant as Specified in Its Charter)

                   DELAWARE                                      76-0577626
         (State or Other Jurisdiction                          (IRS Employer
      of Incorporation or Organization)                     Identification No.)

            1950 LOUIS HENNA BLVD.                                 78664
              ROUND ROCK, TEXAS                                  (Zip Code)
   (Address of Principal Executive Offices)

                                 (512) 246-5260
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 of 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of March 31, 2000, there were outstanding 12,611,383 shares of common stock and 2,423,517 shares of Class B common stock of the Registrant.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      AMERICAN PLUMBING & MECHANICAL, INC.

                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2000

                               TABLE OF CONTENTS

                                                              PAGE
                                                              ----
Part I -- Financial Information.............................    1

  Item 1 -- Financial Statements............................    1

  Item 2 -- Management's Discussion and Analysis of
            Financial Condition and Results of Operations...    5

  Item 3 -- Quantitative and Qualitative Disclosures About
     Market Risks...........................................   10

Part II -- Other Information

  Item 1 -- Legal Proceedings...............................   11

  Item 2 -- Changes in Securities and Use of Proceeds.......   11

  Item 3 -- Defaults Upon Senior Securities.................   11

  Item 4 -- Submission of Matters to a Vote of Security
     Holders................................................   11

  Item 5 -- Other Information...............................   11

  Item 6 -- Exhibits and Reports on Form 8-K................   12

Signatures..................................................   13

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

             AMERICAN PLUMBING & MECHANICAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                              DECEMBER 31,    MARCH 31,
                                                                  1999          2000
                                                              ------------   -----------
                                                                             (UNAUDITED)
                                         ASSETS

CURRENT ASSETS:
  Cash and cash equivalents.................................    $    393      $  1,202
  Accounts receivable, net..................................      73,726        83,513
  Inventories...............................................       8,356        10,138
  Costs and estimated earnings in excess of billings on
     uncompleted contracts..................................      13,919        15,724
  Prepaid expenses and other current assets.................       2,135         1,998
                                                                --------      --------
          Total current assets..............................      98,529       112,575
PROPERTY AND EQUIPMENT, net.................................      17,266        19,611
GOODWILL, net...............................................     146,050       164,416
OTHER NONCURRENT ASSETS.....................................       5,906         5,824
                                                                --------      --------
          Total assets......................................    $267,751      $302,426
                                                                ========      ========

                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of capital lease obligations...........    $  1,031      $  1,011
  Accounts payable and accrued expenses.....................      42,871        59,779
  Accounts payable, related parties, including acquisition
     consideration payable..................................      12,160        10,985
  Billings in excess of costs and estimated earnings on
     uncompleted contracts..................................      16,721        15,800
                                                                --------      --------
          Total current liabilities.........................      72,783        87,575
LONG-TERM LIABILITIES:
  Long-term debt............................................     136,623       140,845
  Deferred income taxes.....................................       1,319         1,299
                                                                --------      --------
          Total liabilities.................................     210,725       229,719
                                                                --------      --------
COMMITMENTS AND CONTINGENCIES
SERIES A REDEEMABLE PREFERRED STOCK, $.01 par value,
  10,000,000 shares authorized, 1,048,820 shares issued and
  outstanding...............................................      13,635        13,635
STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value, 100,000,000 shares
     authorized, 11,265,229 and 12,611,383 shares issued and
     outstanding, respectively..............................         113           126
  Class B common stock, $.01 par value, 5,000,000 shares
     authorized, 2,423,517 shares issued and outstanding....          24            24
  Additional paid-in capital................................      35,143        48,705
  Retained earnings.........................................       8,111        10,217
                                                                --------      --------
          Total stockholders' equity........................      43,391        59,072
                                                                --------      --------
          Total liabilities and stockholders' equity........    $267,751      $302,426
                                                                ========      ========

  The accompanying notes are an integral part of these consolidated financial statements.

             AMERICAN PLUMBING & MECHANICAL, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                                ( IN THOUSANDS)

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ---------------------
                                                               1999        2000
                                                              -------   -----------
                                                                        (UNAUDITED)
REVENUES....................................................  $16,824    $125,137
COST OF REVENUES (including depreciation)...................   11,390     102,990
                                                              -------    --------
  Gross profit..............................................    5,434      22,147
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES................    1,863      11,489
GOODWILL AMORTIZATION.......................................       --       1,300
                                                              -------    --------
  Income from operations....................................    3,571       9,358
OTHER INCOME (EXPENSE):
  Interest and dividend income..............................       11          32
  Interest expense..........................................      (27)     (4,740)
  Other.....................................................        9         182
                                                              -------    --------
     Other expense, net.....................................       (7)     (4,526)
                                                              -------    --------
INCOME BEFORE INCOME TAXES..................................    3,564       4,832
PROVISION FOR INCOME TAXES..................................      162       2,385
                                                              -------    --------
NET INCOME..................................................    3,402       2,447
                                                              -------    --------
PREFERRED DIVIDENDS.........................................       --         341
                                                              -------    --------
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS.................  $ 3,402    $  2,106
                                                              =======    ========

  The accompanying notes are an integral part of these consolidated financial statements.

             AMERICAN PLUMBING & MECHANICAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ---------------------
                                                               1999        2000
                                                              -------   -----------
                                                                        (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $3,402      $  2,447
  Adjustments to reconcile net income to net cash provided
     by operating activities --
     Depreciation and amortization..........................     136         2,463
     Amortization of deferred compensation expense..........      --           113
     Loss (gain) on disposal of property and equipment......       1           (90)
     Deferred income taxes..................................      (8)         (574)
     Increase (decrease) in cash flows from:
       Accounts receivable, net.............................    (479)       (3,268)
       Inventories..........................................    (732)       (1,440)
       Costs and estimated earnings in excess of billings on
        uncompleted contracts...............................      --         1,979
       Prepaid expenses and other current assets............     263           300
       Accounts payable and accrued expenses................   1,102         8,360
       Billings in excess of costs and estimated earnings on
        uncompleted contracts...............................      --        (1,766)
       Other................................................      11           276
                                                              ------      --------
          Net cash provided by operating activities.........   3,696         8,800
                                                              ------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions of property and equipment.......................     (92)       (1,709)
  Proceeds from sale of property and equipment..............      --            95
  Acquisition of companies, net of cash acquired............      --       (10,106)
                                                              ------      --------
          Net cash used in investing activities.............     (92)      (11,720)
                                                              ------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings on bank credit facility....................      --         4,400
  Payments of long-term debt assumed and capital lease
     obligations............................................    (145)         (671)
                                                              ------      --------
          Net cash provided by (used in) financing
           activities.......................................    (145)        3,729
                                                              ------      --------
NET INCREASE IN CASH AND CASH EQUIVALENTS...................   3,459           809
CASH AND CASH EQUIVALENTS, beginning of period..............   1,980           393
                                                              ------      --------
CASH AND CASH EQUIVALENTS, end of period....................  $5,439      $  1,202
                                                              ======      ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for --
     Interest...............................................  $   27      $    281
     Income taxes...........................................      --           733
  Noncash Item  --
     Capital lease additions................................     394            --

  The accompanying notes are an integral part of these consolidated financial statements.

             AMERICAN PLUMBING & MECHANICAL, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. ORGANIZATION AND BASIS OF PRESENTATION:

     American Plumbing and Mechanical, Inc. (the "Company"), was organized in June 1998 and acquired ten U.S. businesses (the "Founding Companies") on April 1, 1999. The acquisitions were accounted for using the purchase method of accounting with Christianson Enterprises, Inc. and affiliates ("Christianson") being reflected as the accounting acquiror for accounting purposes. Subsequently, the Company acquired the outstanding stock of three additional companies and the assets of a fourth company (the "Subsequent Acquisitions"), and collectively with the "Founding Companies", the "Acquired Companies".

     Prior to April 1, 1999, Christianson elected S Corporation status. Under S Corporation status, as defined by the Internal Revenue Code, Christianson itself was not subject to taxation for federal purposes; rather, the stockholders reported their share of Christianson's taxable earnings or losses in their personal tax returns. Certain states do not recognize S Corporation status for purposes of state taxation. Consequently, the provision for current and deferred income taxes for the three months ended March 31, 1999, consists of only state income taxes. Christianson terminated its S Corporation status concurrent with the effective date of the merger discussed above.

     These unaudited interim statements should be read in conjunction with the Company's historical consolidated financial statements and related notes included in the Annual Report on Form 10-K as filed with the Securities and Exchange Commission for the year ended December 31, 1999.

     These unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission for reporting interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Company believes all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature. The results of operations for interim periods are not necessarily indicative of the results for the fiscal year.

2. COMMITMENTS AND CONTINGENCIES:

     As of January 1, 2000, the Company became self insured for health care, workers' compensation, and general, property and auto liability up to predetermined amounts above which third party insurance applies. The Company is fully insured through third party insurance for all other types of exposures including an umbrella policy. The Company has not incurred significant claims or losses on any of these insurance policies.

3. STOCKHOLDERS' EQUITY:

     At December 31, 1999, the Company had 11,265,229 shares of $.01 par value common stock and 2,423,517 shares of $.01 par value Class B common stock outstanding. Class B shares differ from common shares in voting rights and are subordinate in liquidation to all other classes of stock. During the three months ended March 31, 2000, the Company issued an additional 1,346,154 shares of common stock in connection with an acquisition. The shares were valued at $10.00 per share for a total increase in additional paid in capital of $13.5 million (See Note 4).

4. ACQUISITION:

     On March 1, 2000, the Company acquired the stock of Lindy Dennis Industries and related affiliates (collectively "LDI"), headquartered in Corona, California. LDI operates primarily as a heating, ventilation and air conditioning ("HVAC") contractor specializing in the multifamily residential market. LDI had revenues of approximately $37 million in 1999. The consideration paid by the Company for LDI consisted of 1,346,154 shares of the Company's common stock and approximately $12 million in cash (See Note 3). The

             AMERICAN PLUMBING & MECHANICAL, INC. AND SUBSIDIARIES cash portion of the consideration was funded through borrowings under the Company's existing $95 million Credit Facility.

     The Company accounted for the acquisition of LDI using the purchase method of accounting. The results of operations of LDI are included in the accompanying financial statements from the date of acquisition forward. The accompanying consolidated balance sheet as of March 31, 2000, includes a preliminary allocation of the purchase price to the assets acquired and liabilities assumed, as well as an estimate of the amount of goodwill generated by the transaction. The purchase accounting for the acquisition has been based on an estimate of fair value and is subject to final adjustment.

     The pro forma data presented below consists of the income statement data presented in the accompanying consolidated financial statements plus pro forma income statement data for the Acquired Companies as if the acquisitions and related financing were effective on January 1, 1999 (in thousands):

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                1999       2000
                                                              --------   --------
Revenues....................................................  $110,345   $133,967
Net income available to common stockholders.................     5,214      2,800

5. SUBSEQUENT EVENTS:

     In February 2000, the Company agreed to purchase approximately 1.5 million shares of Class B common stock from Sterling City Capital, LLC, the original sponsor of the Company, at a price of $3.25 per share. On April 7, 2000, the Company completed the transaction with funding from the Company's Credit Facility. A similar offer was made to the holders of the remaining 0.9 million shares of Class B common stock. The purchase of the remaining shares is expected to close in May 2000 and will also be funded by the Company's Credit Facility; however, the members of the Company's management that are holders of the Class B common stock do not intend to tender their shares (approximately 0.3 million shares). If the Class B common stock has not previously been converted into common stock before April 1, 2002, the Company will have the option to redeem all outstanding shares of Class B common stock for $.01 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q AND THE CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES AND OTHER DETAILED INFORMATION REGARDING THE COMPANY INCLUDED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999 AND OTHER REPORTS FILED BY THE COMPANY WITH THE SECURITIES AND EXCHANGE COMMISSION.

     This Form 10-Q contains forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Exchange Act which are intended to be covered by safe harbors created thereby. Readers are cautioned that such information involves risks and uncertainties, including those created by general market conditions, competition and the possibility that events may occur which limit the ability of the Company to maintain or improve its operating results. All statements, other than statements of historical facts, included or incorporated by reference in this section that address activities, events or developments that the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), business strategy and measures to implement such strategy, competitive strengths, goals, expansion and growth of the Company's business and operations, plans,

             AMERICAN PLUMBING & MECHANICAL, INC. AND SUBSIDIARIES references to future success as well as other statements which include words such as "anticipate," "believe," "plan," "estimate," "expect," and "intend" and other similar expressions, constitute forward-looking statements. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

GENERAL

     American Plumbing and Mechanical, Inc. (the "Company"), a Delaware corporation, is the largest company in the United States focused primarily on the plumbing contracting services industry. The Company provides plumbing, heating, ventilation and air conditioning ("HVAC") and mechanical contracting services to single family residential, multifamily residential and commercial/institutional customers.

     The Company was organized in June 1998 and acquired ten U.S. businesses (the "Founding Companies") on April 1, 1999. The acquisitions were accounted for using the purchase method of accounting with Christianson Enterprises, Inc. and affiliates ("Christianson") being reflected as the accounting acquiror for accounting purposes. In September 1999, the Company acquired the outstanding stock of two additional companies and the assets of a third company. On March 1, 2000, the Company acquired the stock of Lindy Dennis Industries and related affiliates (collectively "LDI"), headquartered in Corona, California. LDI operates primarily as an HVAC contractor specializing in the multifamily residential market. LDI had revenues of approximately $37 million in 1999.

     All of the above companies acquired subsequent to the acquisition of the Founding Companies are herein referred to as the "Subsequent Acquisitions", and collectively with the "Founding Companies", the "Acquired Companies".

RESULTS OF OPERATIONS

  Supplemental Pro Forma Combined

     To facilitate a meaningful comparison, the following unaudited supplemental pro forma combined discussion and analysis includes the results of operations of the Founding Companies, as if they were combined on January 1, 1999, and the Subsequent Acquisitions as if combined from the dates of their acquisition. The unaudited supplemental pro forma information does not reflect the Subsequent Acquisitions as if they had occurred at the beginning of the period. This data does not indicate the results that we would have obtained had these events actually occurred on January 1 of the respective period presented, or our future results. The unaudited pro forma financial data is based on preliminary estimates, available information, and certain assumptions that management deems appropriate. Selling, general and administrative expenses for the periods prior to the acquisitions have been decreased for reductions in salaries, bonuses, benefits and lease payments to former owners of the Founding Companies, agreed to in accordance with the terms of the employment agreements and lease agreements executed as a part of the acquisitions. The data will not be comparable to, and may not be indicative of, the Company's post-combination results of operations because:

     - the Founding Companies were not under common control or management;

     - the Company will incur incremental costs for its corporate management;
       and,

     - the combined data does not reflect the potential benefits and cost savings the Company expects to realize by operating as a combined entity.

             AMERICAN PLUMBING & MECHANICAL, INC. AND SUBSIDIARIES

     The following table sets forth supplemental pro forma combined financial information of the Founding Companies in 1999 and the actual results in 2000 of the Acquired Companies:

                                                        THREE MONTHS ENDED MARCH 31,
                                                       ------------------------------
                                                           1999             2000
                                                       -------------   --------------
                                                           (DOLLARS IN THOUSANDS)
Revenues.............................................  $88,479   100%  $125,137   100%
Cost of revenues.....................................   67,178    76    102,990    80
                                                       -------   ---   --------   ---
  Gross Profit.......................................   21,301    24     22,147    20
Selling, general and administrative expenses.........    9,000    10     11,489     9
Goodwill Amortization................................      950     1      1,300     1
                                                       -------   ---   --------   ---
  Income from operations.............................  $11,351    13%  $  9,358     8%
                                                       =======   ===   ========   ===

  THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31,
2000

     Pro forma combined revenues were $125.1 million for the three months ended March 31, 2000, an increase of $36.6 million, or 41%, from $88.5 million for the three months ended March 31, 1999. The increase in combined revenues resulted from a $15.4 million increase in "same store" revenues at the Founding Companies combined with $21.2 million generated by the Subsequent Acquisitions. The largest increase in "same store" revenues was associated with the single family and commercial/institutional subsidiaries. Revenues also increased due to modest price increases at most of the companies in response to rising material costs.

     Pro forma combined gross profit was $22.1 million for the three months ended March 31, 2000, an increase of $.8 million, or 4%, from $21.3 million for the three months ended March 31, 1999. The increase in combined gross profit resulted from $3.5 million generated by the Subsequent Acquisitions offset by a $2.7 million decrease in "same store" gross profit for the Founding Companies.

     Pro forma combined selling, general and administrative expenses were $11.5 million for the three months ended March 31, 2000, an increase of $2.5 million, or 19%, from $9.0 million for the three months ended March 31, 1999. Selling, general and administrative expenses generated by the Subsequent Acquisitions were $1.8 million. As a percentage of revenue, selling, general and administrative expenses decreased from 28% for the three months ended March 31, 1999 to 9% for the three months ended March 31, 2000, reflecting the leverage gained from increased volume.

     Pro forma goodwill amortization increased from $1.0 million for the three months ended March 31, 1999, to $1.3 million for the three months ended March 31, 2000. The increase in amortization is associated with the goodwill generated by the acquisition of the Subsequent Acquisitions and amortization on the goodwill generated by payments to certain Founding Company stockholders under "earn out" provisions in the purchase agreements. The Company amortizes goodwill on a straight-line basis over a 30 year period.

  Historical Financial Information

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

             AMERICAN PLUMBING & MECHANICAL, INC. AND SUBSIDIARIES

Additionally, Christianson operated as an S Corp prior to April 1, 1999. Under S Corporation status, Christianson itself was not subject to taxation for federal purposes.

                                                               THREE MONTHS ENDED MARCH 31,
                                                              ------------------------------
                                                                  1999             2000
                                                              -------------   --------------
                                                                               (UNAUDITED)
                                                                  (DOLLARS IN THOUSANDS)
Revenues....................................................  $16,824   100%  $125,137   100%
Cost of revenues............................................   11,390    68    102,990    82
                                                              -------   ---   --------   ---
Gross Profit................................................    5,434    32     22,147    18
Selling, general and administrative expenses................    1,863    11     11,489     9
Goodwill amortization.......................................       --    --      1,300     1
                                                              -------   ---   --------   ---
Income from operations......................................    3,571    21      9,358     8
Interest expense............................................      (27)   --     (4,740)   (4)
Other, net..................................................       20    --        214    --
                                                              -------   ---   --------   ---
Income before taxes.........................................    3,564    21      4,832     4
Provision for income taxes..................................      162    --      2,385     2
                                                              -------   ---   --------   ---
Net Income..................................................    3,402    21      2,447     2
Preferred dividends.........................................       --    --        341    --
                                                              -------   ---   --------   ---
Net income available to common shareholders.................  $ 3,402    21%  $  2,106     2%
                                                              =======   ===   ========   ===

  THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31,
2000

     Revenues increased $108.3 million, from $16.8 million for the three months ended March 31, 1999, to $125.1 million for the three months ended March 31, 2000. The growth was primarily due to the acquisition of the remaining Acquired Companies.

     Gross profit increased $16.7 million, from $5.4 million for the three months ended March 31, 1999, to $22.1 million for the three months ended March 31, 2000. The increase in gross profit was primarily due to the acquisition of the remaining Acquired Companies.

     Selling, general and administrative expenses increased $9.6 million, from $1.9 million for the three months ended March 31, 1999, to $11.5 million for the three months ended March 31, 2000. The increase in selling, general and administrative expenses was primarily due to the acquisition of the remaining Acquired Companies and the corporate general and administrative costs incurred after April 1, 1999.

     Goodwill amortization increased by $1.3 million. The increase in amortization is associated with the goodwill generated by the acquisition of the Acquired Companies and amortization on the goodwill generated by payments to certain Founding Company stockholders under "earn out" provisions in the purchase agreements. The Company amortizes goodwill on a straight-line basis over a 30 year period.

     Interest expense increased by $4.7 million as a result of the interest on the Senior Subordinated Notes and the Credit Facility.

     The increase in the provision for income taxes of $2.4 million results from the Company recording federal income taxes for the period after April 1, 1999. Prior to this date, Christianson elected S Corp status.

     Preferred dividends increased by $0.3 million. The increase is attributable to the preferred stock issued as part of the stock portion of acquisition consideration.

     Net income decreased $1.3 million, from $3.4 million for the three months ended March 31, 1999, to $2.1 million for the three months ended March 31, 2000. The decrease is due primarily to the interest expense

             AMERICAN PLUMBING & MECHANICAL, INC. AND SUBSIDIARIES on the indebtedness incurred to fund the cash portion of the acquisition consideration and the income tax expense resulting from the Company recording federal taxes for the period after April 1, 1999. The amortization of goodwill and preferred dividends also contributed to the decrease in net income.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2000, the Company had $25.0 million in working capital and $140.8 million of outstanding long-term indebtedness, including capital lease obligations totaling $1.7 million.

     For the three months ended March 31, 2000, net cash provided by operating activities was $8.8 million resulting primarily from operations and decreases in working capital. Cash used in investing activities was $11.7 which primarily relates to the acquisition of LDI. Cash provided by financing activities for the three months ended March 31, 2000, was $3.7 million and was primarily attributable to net borrowings on the Company's Credit Facility.

     On April 1, 1999, the Company entered into the Credit Facility with a total commitment of $95 million. The Credit Facility bears interest, at the option of the Company, at the base rate of the arranging bank plus an applicable margin or at LIBOR, plus an applicable margin and has a three year term. At March 31, 2000, $74.8 million was available under the Credit Facility.

     The Company's capital expenditures, for the quarter ended March 31, 2000, primarily relate to the purchase of equipment and leasehold improvements and were funded from cash flows from operations. During the three months ended March 31, 2000 capital expenditures were $1.7 million.

     The Company anticipates that its cash flow from operations will provide sufficient cash to enable the Company to meet its working capital needs, debt service requirements, and planned capital expenditures for property and equipment through the foreseeable future.

     The Company intends to continue pursuing attractive acquisition opportunities by using a mix of common stock and cash as consideration. The timing, size or success of any acquisition effort and the associated potential capital commitments cannot be predicted. The Company expects to fund future acquisitions primarily with working capital, cash flow from operations and borrowings (including any unborrowed portion of the Credit Facility). If the Company is unable to identify suitable acquisition candidates in desirable markets, the Company intends to enter these markets through "start ups" which will initially be focused on serving existing customers in the new markets. From this base, the Company will work to develop relationships with new customers. The Company intends to fund any start up costs with working capital, cash flow from operations and borrowings from the Credit Facility.

SEASONALITY

     The plumbing and mechanical contracting services industry is influenced by seasonal factors, which generally result in lower activity during winter months than in other periods. As a result, the Company expects that its revenues and profits will generally be lower in the first and fourth quarters of each fiscal year, and higher in the second and third quarters.

SUBSEQUENT EVENTS

     In February 2000, the Company agreed to purchase approximately 1.5 million shares of Class B common stock from Sterling City Capital, LLC, the original sponsor of the Company, at a price of $3.25 per share. On April 7, 2000, the Company completed the transaction with funding from the Company's Credit Facility. A similar offer was made to the holders of the remaining 0.9 million Class B common stock. The purchase of remaining shares is expected to close in May 2000 and will also be funded by the Company's Credit Facility; however, the members of the Company's management that are holders of the Class B common stock do not

             AMERICAN PLUMBING & MECHANICAL, INC. AND SUBSIDIARIES intend to tender their shares (approximately 0.3 million shares). If the Class B common stock has not previously been converted into common stock before April 1, 2002, the Company will have the option to redeem all outstanding shares of Class B common stock for $.01 per share.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     The Company is exposed to various market risks primarily related to potential adverse changes in interest rates. In the normal course of business, the Company employs established policies and procedures to manage this risk. The Company is not exposed to any other significant market risks including foreign currency exchange risk, or interest rate risks from the use of derivative financial instruments. The Company does not use derivative financial instruments for trading or to speculate on changes in interest rates or commodity prices. The Company's exposure to changes in interest rates primarily results from its short-term and long-term debt with both fixed and floating interest rates. The Company's debt with fixed interest rates consists of Senior Subordinated Notes and capital leases. Our debt with variable interest rates consists primarily of the Credit Facility. There were no significant changes in market risks during the three months ended March 31, 2000.

                          PART II -- OTHER INFORMATION

ITEM 1. -- LEGAL PROCEEDINGS

     From time to time the Company is involved in litigation relating to claims arising out of operations in the normal course of business. The Company maintains insurance coverage against potential claims in an amount which management believes to be adequate. Currently, the Company is not aware of any legal proceedings or pending claims that management believes will have a material adverse effect on the Company's consolidated financial position or consolidated results of operations.

ITEM 2. -- CHANGES IN SECURITIES AND USE OF PROCEEDS

     During the three months ended March 31, 2000, the Company issued 1,346,154 shares of common stock valued at approximately $13.5 million in connection with the acquisition of LDI. The issuance of such common stock was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 as a transaction by the issuer not involving a public offering.

ITEM 3. -- DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On February 17, 2000, the Company held a Special Meeting of Stockholders. The following items were submitted to a vote of stockholders through the solicitation of proxies:

ELECTION OF DIRECTORS:

     The following person was elected to serve on the Board of Directors until the 2001 Annual Meeting of Stockholders or until a successor has been duly elected and qualified. The director received the votes set forth opposite his name:

NAME                                                       FOR      AGAINST   ABSTENTIONS
----                                                    ---------   -------   -----------
Michael E. Workman....................................  9,132,322   15,341         0

     The following persons were elected to serve on the Board of Directors until the 2003 Annual Meeting of Stockholders or until their successors have been duly elected and qualified. The directors received the votes set forth opposite their names:

NAME                                                      FOR      AGAINST   ABSTENTIONS
----                                                   ---------   -------   -----------
Richard M. Pollard...................................  9,058,862    89,551        0
Lloyd C. Smith.......................................  8,910,853   237,560        0
Stephen F. Turner....................................  8,677,922   470,491        0

PURCHASE OF CLASS B COMMON STOCK AT A PRICE OF $3.25 PER SHARE:

   FOR      AGAINST   ABSTENTIONS
   ---      -------   -----------
8,895,512   312,149     0

ITEM 5. -- OTHER INFORMATION

     None

ITEM 6. -- EXHIBITS AND REPORTS ON FORM 8-K

     (a) The exhibits to this report are listed below

          *3.1           -- Amended and Restated Certificate of Incorporation
                            (American Plumbing & Mechanical, Inc. Registration
                            Statement on Form S-4 (File No. 333-81139), Exhibit 3.1).
          *3.2           -- Amended and Restated Bylaws (American Plumbing &
                            Mechanical, Inc. Registration Statement on Form S-4 (File
                            No. 333-81139), Exhibit 3.2).
          *3.3           -- Certificate of Designations of 10% Cumulative Redeemable
                            Convertible Preferred Stock, Series A (American Plumbing
                            & Mechanical, Inc. Registration Statement on Form S-4
                            (File No. 333-81139), Exhibit 3.3).
          *4.1           -- Indenture, dated May 19, 1999, by and among American
                            Plumbing & Mechanical, Inc., State Street Bank and Trust
                            Company and the other parties named therein with respect
                            to $125,000,000 11 5/8% Senior Subordinated Notes due
                            2008 (American Plumbing & Mechanical, Inc. Registration
                            Statement on Form S-4 (File No. 333-81139), Exhibit 4.1).
          27.1           -- Financial data schedule

---------------

* Incorporated by reference

     (b) The registrant filed a report dated March 16, 2000 on Form 8-K during the period covered by this quarterly report on Form 10-Q.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            AMERICAN PLUMBING AND
                                            MECHANICAL, INC.

                                            By:    /s/ DAVID C. BAGGETT
                                              ----------------------------------
                                                       David C. Baggett
                                                    Senior Vice President
                                                 and Chief Financial Officer

Date: May 15, 2000

                                 EXHIBIT INDEX

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
          *3.1           -- Amended and Restated Certificate of Incorporation
                            (American Plumbing & Mechanical, Inc. Registration
                            Statement on Form S-4 (File No. 333-81139), Exhibit 3.1).
          *3.2           -- Amended and Restated Bylaws (American Plumbing &
                            Mechanical, Inc. Registration Statement on Form S-4 (File
                            No. 333-81139), Exhibit 3.2).
          *3.3           -- Certificate of Designations of 10% Cumulative Redeemable
                            Convertible Preferred Stock, Series A (American Plumbing
                            & Mechanical, Inc. Registration Statement on Form S-4
                            (File No. 333-81139), Exhibit 3.3).
          *4.1           -- Indenture, dated May 19, 1999, by and among American
                            Plumbing & Mechanical, Inc., State Street Bank and Trust
                            Company and the other parties named therein with respect
                            to $125,000,000 11 5/8% Senior Subordinated Notes due
                            2008 (American Plumbing & Mechanical, Inc. Registration
                            Statement on Form S-4 (File No. 333-81139), Exhibit 4.1).
          27.1           -- Financial data schedule

---------------

* Incorporated by reference