Form 10-Q
period 2000-06-30
AMERICAN PLUMBING & MECHANICAL INC
filed 2000-08-11
CIK 1072258

===============================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended June 30, 2000

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



           Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 of 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X|

            As of August 11, 2000, there were outstanding 13,271,310 shares of common stock and 331,116 shares of Class B common stock of the Registrant.

             AMERICAN PLUMBING & MECHANICAL, INC. AND SUBSIDIARIES

                 FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2000

                               TABLE OF CONTENTS



Part I - Financial Information                                                      Page
                                                                                    ----

           Item 1 - Financial Statements                                               2
           Item 2 - Management's Discussion and Analysis
                         of Financial Condition and Results of Operations              6

           Item 3 - Quantitative and Qualitative Disclosures About Market Risks       11


Part II - Other Information

           Item 1 - Legal Proceedings                                                 13

           Item 2 - Changes in Securities and Use of Proceeds                         13

           Item 3 - Defaults Upon Senior Securities                                   13

           Item 4 - Submission of Matters to a Vote of Security Holders               13

           Item 5 - Other Information                                                 13

           Item 6 - Exhibits and Reports on Form 8-K                                  13

Signatures                                                                            15

                         PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

             AMERICAN PLUMBING & MECHANICAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                       (In Thousands, Except Share Data)

                                                                                           December 31,             June 30,
                                                                                               1999                   2000
                                                                                         --------------         --------------
                                               ASSETS                                                              (Unaudited)

CURRENT ASSETS:
   Cash and cash equivalents                                                             $          393         $        2,542
   Accounts receivable, net                                                                      73,726                 89,372
   Inventories                                                                                    8,356                  9,411
   Costs and estimated earnings in excess of billings on uncompleted contracts
                                                                                                 13,919                 15,967
   Prepaid expenses and other current assets                                                      2,135                  3,200
                                                                                         --------------         --------------

           Total current assets                                                                  98,529                120,492
PROPERTY AND EQUIPMENT, net                                                                      17,266                 19,483
GOODWILL, net                                                                                   146,050                163,655
OTHER NONCURRENT ASSETS                                                                           5,906                  5,622
                                                                                         --------------         --------------

           Total assets                                                                  $      267,751         $      309,252
                                                                                         ==============         ==============

                                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current maturities of capital lease obligations                                       $        1,031         $          960
   Accounts payable and accrued expenses                                                         42,871                 55,931
   Accounts payable, related parties, including acquisition consideration payable                12,160                  9,079
   Billings in excess of costs and estimated earnings on uncompleted contracts                   16,721                 19,217
                                                                                         --------------         --------------
           Total current liabilities                                                             72,783                 85,187
LONG-TERM LIABILITIES:
   Long-term debt                                                                              136, 623                152,690
   Deferred income taxes                                                                          1,319                    891
                                                                                         --------------         --------------
           Total liabilities                                                                    210,725                238,768
                                                                                         --------------         --------------

COMMITMENTS AND CONTINGENCIES
SERIES A REDEEMABLE PREFERRED STOCK, $.01 par value, 10,000,000 shares
   authorized, 1,048,820 shares issued and outstanding                                           13,635                 13,635
STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value,  100,000,000  shares  authorized,  11,265,229
      and 13,271,310 shares issued and outstanding, respectively                                    113                    133
   Class B common stock, $.01 par value,  5,000,000 shares authorized,
      2,423,517 and 331,116 shares issued and outstanding, respectively                              24                      3
   Additional paid-in capital                                                                    35,143                 41,824
   Retained earnings                                                                              8,111                 14,889
                                                                                         --------------         --------------
           Total stockholders' equity                                                            43,391                 56,849
                                                                                         --------------         --------------
           Total liabilities and stockholders' equity                                    $      267,751         $      309,252
                                                                                         ==============         ==============

              The accompanying notes are an integral part of these
                      consolidated financial statements.

             AMERICAN PLUMBING & MECHANICAL, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                (In Thousands)

                                                      Three Months Ended                             Six Months Ended
                                                           June 30,                                      June 30,
                                           ------------------------------------------     ----------------------------------------
                                                  1999                    2000                  1999                  2000
                                           --------------------     -----------------     -----------------     ------------------
REVENUES                                     $       94,315         $     141,679         $      111,139        $      266,816

COST OF REVENUES
(including depreciation)                             77,495               115,163                 88,885               218,153
                                             --------------         -------------         --------------        --------------
           Gross profit                              16,820                26,516                 22,254                48,663

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES                              15,688                11,699                 17,551                23,188
GOODWILL AMORTIZATION                                   951                 1,446                    951                 2,746
                                             --------------         -------------         --------------        --------------
           Income from operations                       181                13,371                  3,752                22,729

OTHER INCOME (EXPENSE):
   Interest and dividend income                          58                    47                     69                    80
   Interest expense                                  (3,240)               (4,343)                (3,267)               (9,083)
   Other                                                112                   147                    121                   327
                                             --------------         -------------         --------------        --------------
           Other expense, net                        (3,070)               (4,149)                (3,077)               (8,676)
                                             --------------         -------------         --------------        --------------
INCOME (LOSS) BEFORE PROVISION
   FOR INCOME TAXES AND
   EXTRAORDINARY LOSS                                (2,889)                9,222                    675                14,053

PROVISION FOR INCOME TAXES                            2,533                 4,208                  2,695                 6,593
                                             --------------         -------------         --------------        --------------
INCOME(LOSS)BEFORE
   EXTRAORDINARY LOSS                                (5,422)                5,014                 (2,020)                7,460
                                             --------------         -------------         --------------        --------------
EXTRAORDINARY LOSS                                      455                     -                    455                    -
NET INCOME (LOSS)                                    (5,877)                5,014                 (2,475)                7,460
                                             --------------         -------------         --------------        --------------
PREFERRED DIVIDENDS                                     341                   341                    341                   682
                                             --------------         -------------         --------------        --------------
NET INCOME (LOSS) AVAILABLE TO
COMMON STOCKHOLDERS                          $       (6,218)        $       4,673         $       (2,816)      $         6,778
                                             ==============         =============         ==============       ===============


              The accompanying notes are an integral part of these
                      consolidated financial statements.

             AMERICAN PLUMBING & MECHANICAL, INC. AND SUBSIDIARIES


                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In Thousands)

                                                                                                        Six Months Ended
                                                                                                            June 30,
                                                                                               --------------------------------
                                                                                                     1999              2000
                                                                                               --------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                                           $     (2,475)      $     7,460

   Adjustments to reconcile net income to net cash provided by operating activities-
        Depreciation and amortization                                                                 1,912             5,193
        Non cash compensation charge related to issuance of stock to management                       7,992                 -
        Amortization of deferred compensation expense                                                   114               177
        Extraordinary loss on early extinguishments of debt                                             769                 -
        Loss (gain) on disposal of property and equipment                                                 5              (133)
        Deferred income taxes                                                                          (140)           (1,190)
        Increase (decrease) in cash flows from:
           Accounts receivable, net                                                                 (10,430)           (9,127)
           Inventories                                                                               (1,307)             (712)
           Costs and estimated earnings in excess of billings on uncompleted contracts
                                                                                                       (656)            1,736
           Prepaid expenses and other current assets                                                   (670)             (198)
           Accounts payable and accrued expenses                                                        727             4,655
           Billings in excess of costs and estimated earnings on uncompleted contracts                4,037             1,651
           Other                                                                                        260               524
                                                                                               ------------       -----------

   Net cash provided by operating activities                                                            138            10,036
                                                                                               ------------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions of property and equipment                                                               (2,300)           (3,132)
   Proceeds from sale of property and equipment                                                          33               347
   Acquisition of companies, net of cash acquired                                                   (52,363)          (12,031)
                                                                                               -------------      ------------

   Net cash used in investing activities                                                            (54,630)          (14,816)
                                                                                               -------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowings on subordinated loan                                                                  30,000                 -
    Payments on subordinated loan                                                                   (30,000)                -
   Payments of long-term debt                                                                        (9,432)             (944)
   Payments on notes to stockholders                                                                 (5,766)                -
   Issuance of senior subordinated notes                                                            118,668                 -
   Net borrowings on bank credit facility                                                            (1,025)           16,400
   Distributions to stockholders                                                                    (39,123)             (878)
   Buy back of Class B shares                                                                             -            (6,966)
   Preferred dividends                                                                                 (341)             (682)
                                                                                               -------------      ------------

   Net cash provided by financing activities                                                         62,981             6,929
                                                                                               ------------       -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                             8,489             2,149

CASH AND CASH EQUIVALENTS, beginning of period                                                        1,980               393
                                                                                               ------------       -----------

CASH AND CASH EQUIVALENTS, end of period                                                       $     10,469       $     2,542
                                                                                               ============       ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for-
      Interest                                                                                 $      2,912    $        8,355
      Income taxes                                                                                    1,640             5,512
   Capital lease additions                                                                              393                 -

              The accompanying notes are an integral part of these
                      consolidated financial statements.

             AMERICAN PLUMBING & MECHANICAL, INC. AND SUBSIDIARIES


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


1.         ORGANIZATION AND BASIS OF PRESENTATION:

           American Plumbing and Mechanical, Inc. (the "Company"), was organized in June 1998 and acquired ten U.S. businesses (the "Founding Companies") on April 1, 1999. The acquisitions were accounted for using the purchase method of accounting with Christianson Enterprises, Inc. and affiliates ("Christianson") being reflected as the accounting acquiror for accounting purposes. Subsequently, the Company acquired the outstanding stock of three additional companies and the assets of a fourth company (the "Subsequent Acquisitions", and collectively with the "Founding Companies", the "Acquired Companies").

           Prior to April 1, 1999, Christianson elected S Corporation status. Under S Corporation status, as defined by the Internal Revenue Code, Christianson itself was not subject to taxation for federal purposes; rather, the stockholders reported their share of Christianson's taxable earnings or losses in their personal tax returns. Certain states do not recognize S Corporation status for purposes of state taxation. Consequently, the provision for current and deferred income taxes for the six months ended June 30, 1999, does not include federal income taxes for the first three months of this period. Christianson terminated its S Corporation status concurrent with the effective date of the merger discussed above.

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

           In February 2000, the Company agreed to purchase approximately 1.5 million shares of Class B common stock from Sterling City Capital, LLC, the original sponsor of the Company, at a price of $3.25 per share. On April 7, 2000, the Company completed the transaction with funding from the Company's Credit Facility. A similar offer was made to the holders of the remaining 0.9 million shares of Class B common stock; however, the members of the Company's management that are holders of the Class B common stock did not tender their shares (approximately 0.3 million shares). The purchase of the remaining shares closed in May 2000, and was also funded from the Company's Credit Facility.

           On March 1, 2000, the Company acquired the stock of Lindy Dennis Industries and related affiliates ( collectively "LDI"). The consideration paid by the Company for LDI consisted of 1,346,154 shares of the Company's common stock and approximately $12 million in cash which was funded through borrowings under the Company's existing $95 million Credit Facility.

           In April 2000, pursuant to the terms of "Earn-Out" , provisions contained in the original acquisition agreements, the Company also issued 659,927 shares of common stock to certain former stockholders of certain Founding Companies. No future share issuance is required under the terms of any of the acquisition agreements relating to any of the Acquired Companies.

4.         RECLASSIFICATIONS:

           Certain reclassifications have been made to the prior-year financial statements to conform to the current-year presentation.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q, THE CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES AND OTHER DETAILED INFORMATION REGARDING THE COMPANY INCLUDED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999, AND OTHER REPORTS FILED BY THE COMPANY WITH THE SECURITIES AND EXCHANGE COMMISSION.

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

           The Company was organized in June 1998, and acquired ten U.S. businesses (the "Founding Companies") on April 1, 1999. The acquisitions were accounted for using the purchase method of accounting with Christianson Enterprises, Inc. and affiliates ("Christianson") being reflected as the accounting acquiror for accounting purposes. In September 1999, the Company acquired the outstanding stock of two additional companies and the assets of a third company. On March 1, 2000, the Company acquired the stock of Lindy Dennis Industries and related affiliates (collectively "LDI"), headquartered in Corona, California.

            All of the above companies acquired subsequent to the acquisition of the Founding Companies are herein referred to as the "Subsequent Acquisitions", and collectively with the "Founding Companies", the "Acquired Companies."

RESULTS OF OPERATIONS

Supplemental Pro Forma Combined

           To facilitate a meaningful comparison, the following unaudited supplemental pro forma combined discussion and analysis includes the results of operations of the Founding Companies, as if they were combined on January 1, 1999, and the Subsequent Acquisitions as if combined from the dates of their acquisition. The unaudited supplemental pro forma information does not reflect the Subsequent Acquisitions as if they had occurred at the beginning of the period. This data does not indicate the results that we would have obtained had these events actually occurred on January 1 of the respective period presented, or our future results. The unaudited pro forma financial data is based on preliminary estimates, available information, and certain assumptions that management deems appropriate. Selling, general and administrative expenses for the periods prior to the acquisitions have been decreased for reductions in salaries, bonuses, benefits and lease payments to former owners of the Founding Companies, agreed to in accordance with the terms of the employment agreements and lease agreements executed as a part of the acquisitions. The data will not be comparable to, and may not be indicative of, the Company's post-combination results of operations because:

     o the Founding Companies were not under common control or management;
     o the Company will incur incremental costs for its corporate management; and,
     o the combined data does not reflect the potential benefits and cost savings the Company expects to realize by operating as a combined entity.

           The following table sets forth supplemental pro forma combined financial information of the Founding Companies in 1999 and the actual results of the Acquired Companies in 2000:

                                                                   Six Months Ended June 30
                                                      ---------------------------------------------------
                                                                1999                          2000
                                                      -------------------------      --------------------
                                                                      (Dollars in thousands)
                                                                           (Unaudited)
Revenues                                              $    182,794     100%          $    266,816     100%
Cost of revenues                                           144,673      79                218,153      81
                                                      ------------   -----           ------------   -----
    Gross Profit                                            38,121      21                 48,663      19
Selling, general and administrative expenses                24,688      13                 23,188       8
Goodwill Amortization                                        1,901       1                  2,746       1
                                                      ------------   -----           ------------   -----
    Income from operations                            $     11,532       7%          $     22,729      10%
                                                      ============   ======          ============   ======


Six months ended June 30, 1999 compared to six months ended June 30, 2000

           Pro forma combined revenues were $266.8 million for the six months ended June 30, 2000, an increase of $84.0 million, or 46%, from $182.8 million for the six months ended June 30, 1999. The increase in combined revenues resulted from a $33.9 million increase in "same store" revenues for the Founding Companies, combined with $50.1 million generated by the Subsequent Acquisitions. The largest increase in "same store" revenues was associated with the single family and commercial/institutional subsidiaries. Revenues also increased due to modest price increases at most of the companies in response to rising material costs.

           Pro forma combined gross profit was $48.7 million for the six months ended June 30, 2000, an increase of $10.6 million, or 28%, from $38.1 million for the six months ended June 30, 1999. The increase in combined gross profit resulted from an $1.9 million increase in "same store" gross profit for the Founding Companies, combined with $8.7 million generated by the Subsequent Acquisitions.

           Pro forma combined selling, general and administrative expenses were $23.2 million for the six months ended June 30, 2000, an increase of $6.5 million, from $16.7 million for the six months ended June 30, 1999 (excluding a non-cash compensation charge of $8.0 million relating to the issuance of shares to management on April 1, 1999). Selling, general and administrative expenses generated by the Subsequent Acquisitions were $4.1 million with the remaining $2.4 million increase associated with "same store" volume.

           Pro forma goodwill amortization increased to $2.7 million for the six months ended June 30, 2000, from $1.9 million for the six months ended June 30, 1999. The increase in amortization is associated with the goodwill generated by the Subsequent Acquisitions and amortization of the goodwill generated by payments to certain stockholders of the Founding Companies under "Earn-Out" provisions contained in the acquisition agreements. The Company amortizes goodwill on a straight-line basis over a 30 year period.

Historical Financial Information

           The following historical consolidated financial information represents the operations of Christianson, the accounting acquiror, prior to April 1, 1999, and the remaining Acquired Companies from their respective dates of acquisition. Historical selling, general and administrative expenses for the periods prior to April 1, 1999, reflect salaries, bonuses, benefits, and lease payments to the former stockholders of Christianson. These amounts have been prospectively reduced in accordance with the terms of the acquisition agreement. Additionally, Christianson operated as an S Corp prior to April 1, 1999. Under S Corporation status, Christianson itself was not subject to taxation for federal purposes.


                                                 Three Months Ended June 30,                         Six Months Ended June 30,
                                       -------------------------------------------   ---------------------------------------------
                                                1999                  2000                    1999                      2000
                                       -------------------   ---------------------   ----------------------  ---------------------
                                                              (Unaudited)
                                                         (Dollars in thousands)
Revenues                               $    94,315    100%   $    141,679     100%   $    111,139      100%   $    266,816     100%
Cost of revenues                            77,495     82         115,163      81          88,885       80         218,153      82
                                       -----------  -----    ------------   -----    ------------    -----    ------------   -----
Gross Profit                                16,820     18          26,516      19          22,254       20          48,663      18

Selling, general and administrative
   expenses                                 15,688     17          11,699       8          17,551       16          23,188       9
Goodwill amortization                          951      1           1,446       1             951        1           2,746       1
                                       -----------  -----    ------------   -----    ------------    -----    ------------   -----
Income from operations                         181     -           13,371      10           3,752        3          22,729       8
Interest expense                            (3,240)    (3)         (4,343)     (3)         (3,267)      (3)         (9,083)     (3)
Other, net                                     170      -             194       -             190        -             407       -
                                       -----------  -----    ------------   -----    ------------    -----    ------------   -----

Income (loss) before taxes and
   extraordinary loss                       (2,889)    (3)          9,222       7             675        -          14,053       5
Provision for income taxes                   2,533      3           4,208       3           2,695        2           6,593       2
                                       -----------  -----    ------------   -----    ------------    -----    ------------   -----
Income (loss) before extraordinary
   loss                                     (5,422)    (6)          5,014       4          (2,020)      (2)          7,460       3
                                       -----------  -----    ------------   -----    ------------    -------  ------------   -----

Extraordinary loss                             455      -               -       -             455        -               -       -

Net income (loss)                           (5,877)    (6)          5,014       4          (2,475)      (2)          7,460       3
                                       -----------  -----    ------------   -----    ------------    -------  ------------   -----

Preferred dividends                            341      -             341       -             341        -             682       -
                                       -----------  -----    ------------   -----    ------------    -----    ------------   -----
Net income (loss) available to
   common shareholders
                                       $    (6,218)    (6)%  $      4,673       4%   $     (2,816)      (2)%  $      6,778       3%
                                       ===========  =====    ============   =====    ============    ======   ============   =====

Three months ended June 30, 1999 compared to three months ended June 30, 2000

           Revenues increased $47.4 million, from $94.3 million for the three months ended June 30, 1999, to $141.7 million for the three months ended June 30, 2000. The increase in revenues resulted from a $16.9 million increase in "same store" revenues for the Founding Companies, combined with $30.5 million generated by the Subsequent Acquisitions.

           Gross profit increased $9.7 million, from $16.8 million for the three months ended June 30, 1999, to $26.5 million for the three months ended June 30, 2000. The increase in gross profit resulted from a $4.0 million increase in "same store" gross profit generated by the Founding Companies, combined with $5.7 million generated by the Subsequent Acquisitions.

           Selling, general and administrative expenses increased $4.0 million, from $7.7 million for the three months ended June 30, 1999, (excluding a non-cash compensation charge of $8.0 million relating to the issuance of shares to management on April 1, 1999), to $11.7 million for the three months ended June 30, 2000. The increase in selling, general and administrative expenses was primarily due to the Subsequent Acquisitions.

           Net income increased $2.9 million, from $2.1 million for the three months ended June 30, 1999, (excluding a non-cash compensation charge of $8.0 million relating to the issuance of shares to management on April 1, 1999), to $5.0 million for the three months ended June 30, 2000. The increase is due primarily to the results of the Subsequent Acquisitions.

Six months ended June 30, 1999 compared to six months ended June 30, 2000

           Revenues increased $155.7 million from $111.1 million for the six months ended June 30, 1999, to $266.8 million for the six months ended June 30, 2000. The growth was primarily due to the acquisition of the remaining Acquired Companies and an increase in activity.

           Gross profit increased $26.4 million, from $22.3 million for the six months ended June 30, 1999, to $48.7 million for the six months ended June 30, 2000. The increase in gross profit was primarily due to the acquisition of the remaining Acquired Companies and an increase in activity.

           Selling, general and administrative expenses increased $13.6 million, from $9.6 million for the six months ended June 30, 1999, (excluding a non-cash compensation charge of $8.0 million relating to the issuance of shares to management on April 1, 1999), to $23.2 million for the six months ended June 30, 2000. The increase in selling, general and administrative expenses was primarily due to the acquisition of the remaining Acquired Companies, and the corporate general and administrative costs incurred after April 1, 1999.

           Goodwill amortization increased $1.7 million for the six months ended June 30, 2000, as compared to the same period in 1999. The increase in amortization is associated with the goodwill generated by the acquisition of the remaining Acquired Companies and amortization of the goodwill generated by payments to certain Founding Company stockholders under "earn out" provisions in the purchase agreements. The Company amortizes goodwill on a straight-line basis over a 30 year period.

           Interest expense increased $5.8 million for the six months ended June 30, 2000 as compared to the same period in 1999. This is a result of the interest on the Senior Subordinated Notes, issued May 19, 1999, and the Credit Facility.

           The increase in the provision for income taxes of $3.9 million results from the Company recording federal income taxes for the period after April 1, 1999. Prior to this date, Christianson elected S Corp status.

           Net income increased $2.0 million, from $5.5 million for the six months ended June 30, 1999, (excluding a non-cash compensation charge of $8.0 million relating to the issuance of shares to management on April 1, 1999), to $7.5 million for the six months ended June 30, 2000. The increase is primarily due to an increase in activity offset by the interest expense on the indebtedness incurred to fund the cash portion of the acquisition consideration and the income tax expense resulting from the Company recording federal taxes for the period after April 1, 1999.


LIQUIDITY AND CAPITAL RESOURCES

           As of June 30, 2000, the Company had $35.3 million in working capital and $152.7 million of outstanding long-term indebtedness, including capital lease obligations totaling $1.5 million.

           For the six months ended June 30, 2000, net cash provided by operating activities was $10.0 million resulting primarily from operations and decreases in working capital. Cash used in investing activities was $14.8 million which primarily relates to the acquisition of LDI. Cash provided by financing activities for the six months ended June 30, 2000, was $ 6.9 million and was primarily provided by net borrowings on the Company's Credit Facility offset by amounts used in the buy back of Class B shares (See Item 1 above).

           On April 1, 1999, the Company entered into the Credit Facility with a total commitment of $95 million. At the option of the Company, the Credit Facility bears interest at the base rate of the arranging bank plus an applicable margin or at LIBOR, plus an applicable margin and has a three year term. At June 30, 2000, $62.8 million was available under the Credit Facility.

           The Company's capital expenditures, for the six months ended June 30, 2000, primarily relate to the purchase of equipment and leasehold improvements that were funded from cash flow from operations. During the six months ended June 30, 2000, capital expenditures were $3.1 million.

           The Company anticipates that its cash flow from operations will provide sufficient cash to enable the Company to meet its working capital needs, debt service requirements, and planned capital expenditures for property and equipment through the foreseeable future.

           While the Company continues to pursue acquisitions of leading companies, it has identified several markets where there are no suitable acquisition candidates. AMPAM intends to enter these markets through "start ups" which will initially focus on serving existing customers in the new markets. From this base, the Company will work to develop relationships with new customers. The Company intends to fund start up costs with working capital, cash flow from operations and borrowings from the Credit Facility.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

           The Company is exposed to various market risks primarily related to potential adverse changes in interest rates. In the normal course of business, the Company employs established policies and procedures to manage this risk. The Company is not exposed to any other significant market risks including foreign currency exchange risk, or interest rate risks from the use of derivative financial instruments. The Company does not use derivative financial instruments for trading or to speculate on changes in interest rates or commodity prices. The Company's exposure to changes in interest rates primarily results from its short-term and long-term debt with both fixed and floating interest rates. The Company's debt with fixed interest rates consists of Senior Subordinated Notes and capital leases. The Company's debt with variable interest rates consists primarily of the Credit Facility. There were no significant changes in market risks during the three months ended June 30, 2000.

                          PART II - OTHER INFORMATION

ITEM 1. - Legal Proceedings

         From time to time, the Company is involved in litigation relating to claims arising out of operations in the normal course of business. The Company maintains insurance coverage against potential claims in an amount which management believes to be adequate. Currently, the Company is not aware of any legal proceedings or pending claims that management believes will have a material adverse effect on the Company's consolidated financial position or consolidated results of operations.


ITEM 2. - Changes in Securities and Use of Proceeds

           In April 2000, pursuant to the terms of "Earn-Out" provisions combined in the original acquisition agreements, the Company also issued 659,927 shares of common stock to certain of the former stockholders of certain Founding Companies. The issuance of such common stock was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 as a transaction by the issuer not involving a public offering.

ITEM 3. - Defaults Upon Senior Securities

None

ITEM 4. - Submission of Matters to a Vote of Security Holders

None

ITEM 5. - Other Information

None

ITEM 6. - Exhibits and Reports on Form 8-K

(a)        The exhibits to this report are listed below

           *3.1 Amended and Restated Certificate of Incorporation (American Plumbing& Mechanical, Inc. Registration Statement on
                   Form S-4 (File No. 333-81139), Exhibit 3.1).

           *3.2 Amended and Restated Bylaws (American Plumbing & Mechanical, Inc. Registration Statement on Form S-4 (File No. 333-81139), Exhibit 3.2).

           *3.3 Certificate of Designations of 10% Cumulative Redeemable Convertible Preferred Stock, Series A (American
                   Plumbing & Mechanical, Inc. Registration Statement on Form S-4 (File No. 333-81139), Exhibit 3.3).

           *4.1 Indenture, dated May 19, 1999, by and among American Plumbing & Mechanical, Inc., State Street Bank and Trust Company and the other parties named therein with respect to $125,000,000 11 5/8% Senior Subordinated Notes due 2008 (American Plumbing & Mechanical, Inc. Registration Statement on Form S-4 (File No. 333-81139), Exhibit 4.1).

           27.1       Financial data schedule

           *Incorporated by reference

(b) The registrant filed a report dated May 15, 2000, on Form 8-K/A during the period covered by this quarterly report on Form 10-Q.

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       AMERICAN PLUMBING AND MECHANICAL, INC.

           Date:  August 11, 2000               By:  /s/ David C. Baggett
                                                     --------------------
                                                David C. Baggett
                                                Senior Vice President
                                                and Chief Financial Officer