Form 10-Q
period 2000-09-30
AMERICAN PLUMBING & MECHANICAL INC
filed 2000-11-14
CIK 1072258

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 2000

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


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 of 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]

          As of November 14, 2000, there were outstanding 13,271,383 shares of common stock and 331,116 shares of Class B common stock of the Registrant.


================================================================================

              AMERICAN PLUMBING & MECHANICAL, INC. AND SUBSIDIARIES

               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                                TABLE OF CONTENTS

                                                                           Page
                                                                           ----
Part I -  Financial Information

          Item 1 - Financial Statements                                      2

          Item 2 - Management's Discussion and Analysis
                     of Financial Condition and Results of Operations        7

          Item 3 - Quantitative and Qualitative Disclosures About
                    Market Risks                                             3

Part II - Other Information

          Item 1 - Legal Proceedings                                        14

          Item 2 - Changes in Securities and Use of Proceeds                14

          Item 3 - Defaults Upon Senior Securities                          14

          Item 4 - Submission of Matters to a Vote of Security Holders      14

          Item 5 - Other Information                                        14

          Item 6 - Exhibits and Reports on Form 8-K                         14

Signatures                                                                  15

                         Part I - Financial Information

Item 1.  Financial Statements

              AMERICAN PLUMBING & MECHANICAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                        (In Thousands, Except Share Data)


                                                                                      December 31,         September 30,
                                                                                         1999                 2000
                                                                                      ------------         -------------
                                                                                                            (Unaudited)
                                      ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                          $        393         $      1,910
   Accounts receivable, net                                                                 73,726               93,705
   Inventories                                                                               8,356               10,127
   Costs and estimated earnings in excess of billings on uncompleted contracts              13,919               21,682
   Prepaid expenses and other current assets                                                 2,135                3,164
                                                                                      ------------         ------------
         Total current assets                                                               98,529              130,588
PROPERTY AND EQUIPMENT, net                                                                 17,266               19,838
GOODWILL, net                                                                              146,050              161,798
OTHER NONCURRENT ASSETS                                                                      5,906                4,988
                                                                                      ------------         ------------
         Total assets                                                                 $    267,751         $    317,212
                                                                                      ============         ============

                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current maturities of capital lease obligations                                    $      1,031         $        858
   Accounts payable and accrued expenses                                                    42,871               60,866
   Accounts payable, related parties, including acquisition consideration payable           12,160                6,903
   Billings in excess of costs and estimated earnings on uncompleted contracts              16,721               18,492
                                                                                      ------------         ------------
         Total current liabilities                                                          72,783               87,119
LONG-TERM LIABILITIES:
   Long-term debt                                                                         136, 623              154,218
   Deferred income taxes                                                                     1,319                1,026
                                                                                      ------------         ------------
         Total liabilities                                                                 210,725              242,363
                                                                                      ------------         ------------
COMMITMENTS AND CONTINGENCIES
SERIES A REDEEMABLE  PREFERRED STOCK, $.01 par value, 10,000,000 shares
   authorized, 1,048,820 shares issued and outstanding                                      13,635               13,635
STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value, 100,000,000 shares authorized, 11,265,229
     and 13,271,383 shares issued and outstanding, respectively                                113                  133
   Class B common stock, $.01 par value, 5,000,000 shares authorized, 2,423,517
     and 331,116 shares issued and outstanding, respectively                                    24                    3
   Additional paid-in capital                                                               35,143               41,888
   Retained earnings                                                                         8,111               19,190
                                                                                      ------------         ------------
         Total stockholders' equity                                                         43,391               61,214
                                                                                      ------------         ------------
         Total liabilities and stockholders' equity                                   $    267,751         $    317,212
                                                                                      ============         ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

              AMERICAN PLUMBING & MECHANICAL, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                                 (In Thousands)


                                                             Three Months Ended                     Nine Months Ended
                                                               September 30,                          September 30,
                                                     -------------------------------         ------------------------------
                                                          1999               2000               1999               2000
                                                     -------------        ----------         ------------      ------------

REVENUES                                             $     102,071        $   145,460        $    213,210      $    412,276
COST OF REVENUES
   (including depreciation)                                 82,110            118,944             170,995           337,097
                                                     -------------        -----------        ------------      ------------
         Gross profit                                       19,961             26,516              42,215            75,179

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                 9,246             11,436              18,805            34,624
NONCASH COMPENSATION EXPENSE                                     -                  -               7,992                 -
GOODWILL AMORTIZATION                                          951              1,411               1,901             4,157
                                                     -------------        -----------        ------------      ------------
         Income from operations                              9,764             13,669              13,517            36,398

OTHER INCOME (EXPENSE), net:
   Interest income                                              81                 25                 150               105
   Interest expense                                         (4,179)            (4,662)             (7,445)          (13,745)
   Other                                                        19                225                 138               552
                                                     -------------        -----------        ------------      ------------
         Other expense, net                                 (4,079)            (4,412)             (7,157)          (13,088)
                                                     -------------        -----------        ------------      ------------

INCOME  BEFORE PROVISION FOR INCOME TAXES AND
   EXTRAORDINARY LOSS                                        5,685              9,257               6,360            23,310

PROVISION FOR INCOME TAXES                                   2,280              4,271               4,975            10,864
                                                     -------------        -----------        ------------      ------------
INCOME BEFORE EXTRAORDINARY LOSS                             3,405              4,986               1,385            12,446

EXTRAORDINARY LOSS, net of tax                                   -                344                 455               344
                                                     -------------        -----------        ------------      ------------
NET INCOME                                                   3,405              4,642                 930            12,102

PREFERRED DIVIDENDS                                            341                341                 681             1,023
                                                     -------------        -----------        ------------      ------------
NET INCOME AVAILABLE TO
   COMMON STOCKHOLDERS                               $       3,064         $    4,301        $        249      $     11,079
                                                     =============        ===========        ============      ============

       The accompanying notes are an integral part of these consolidated financial statements.

              AMERICAN PLUMBING & MECHANICAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)

                                                                                                Nine Months Ended
                                                                                                  September 30,
                                                                                       ---------------------------------
                                                                                            1999                2000
                                                                                       -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                          $         930       $      12,102

   Adjustments to reconcile net income to net cash provided by operating activities -
       Depreciation and amortization                                                           4,083               7,898
       Noncash compensation charge related to issuance of stock to management                  7,992                   -
       Amortization of deferred compensation expense                                             228                 241
       Extraordinary loss on early extinguishments of debt                                       769                 530
       Gain on disposal of property and equipment                                                  -                (119)
       Deferred income taxes                                                                    (401)               (822)
       Increase (decrease) in cash flows from:
         Accounts receivable, net                                                             (9,571)            (13,442)
         Inventories                                                                          (1,788)             (1,518)
         Costs and estimated earnings in excess of billings on uncompleted contracts          (1,924)             (4,362)
         Prepaid expenses and other current assets                                             1,240                 (91)
         Accounts payable and accrued expenses                                                 2,324              10,002
         Billings in excess of costs and estimated earnings on uncompleted contracts           4,775                 926
         Other                                                                                (1,497)                621
                                                                                       -------------       -------------
   Net cash provided by operating activities                                                   7,160              11,966
                                                                                       -------------       -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions of property and equipment                                                        (3,660)             (4,900)
   Proceeds from sale of property and equipment                                                   66                 462
   Acquisition of companies, net of cash acquired                                            (77,698)            (13,427)
                                                                                       -------------       -------------
   Net cash used in investing activities                                                     (81,292)            (17,865)
                                                                                       -------------       -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings on subordinated loan                                                            30,000                   -
   Payments on subordinated loan                                                             (30,000)                  -
   Payments of long-term debt                                                                 (9,959)               (876)
   Payments on notes to stockholders                                                          (5,766)                  -
   Issuance of senior subordinated notes                                                     118,668                   -
   Repurchase of senior subordinated notes                                                         -             (15,963)
   Net borrowings on bank credit facility                                                     14,975              34,000
   Distributions to stockholders                                                             (40,643)             (1,756)
   Repurchase of Class B stock                                                                     -              (6,966)
   Proceeds from issuance of stock                                                                70                   -
   Preferred dividends                                                                          (681)             (1,023)
                                                                                       -------------       -------------
   Net cash provided by financing activities                                                  76,664               7,416
                                                                                       -------------       -------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                      2,532               1,517
CASH AND CASH EQUIVALENTS, beginning of period                                                 1,980                 393
                                                                                       -------------       -------------
CASH AND CASH EQUIVALENTS, end of period                                               $       4,512       $       1,910
                                                                                       =============       =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for -
     Interest                                                                          $       6,697       $       9,772
     Income taxes                                                                              3,170              10,487
   Capital lease additions                                                                       393                   -


              The accompanying notes are an integral part of these
                       consolidated financial statements.

             AMERICAN PLUMBING & MECHANICAL, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


1.       ORGANIZATION AND BASIS OF PRESENTATION:

         American Plumbing and Mechanical, Inc. (the "Company"), was organized in June 1998, and acquired ten U.S. businesses (the "Founding Companies") on April 1, 1999. The acquisitions were accounted for using the purchase method of accounting with Christianson Enterprises, Inc. and affiliates ("Christianson") being reflected as the accounting acquiror. Subsequently, the Company acquired the outstanding stock of three additional companies and the assets of a fourth company (the "Subsequent Acquisitions", and collectively with the Founding Companies, the "Acquired Companies").

         Prior to April 1, 1999, Christianson elected S Corporation status. Under S Corporation status, as defined by the Internal Revenue Code, Christianson itself was not subject to taxation for federal purposes; rather, the stockholders reported their share of Christianson's taxable earnings or losses in their personal tax returns. Certain states do not recognize S Corporation status for purposes of state taxation. Consequently, the provision for current and deferred income taxes for the nine months ended September 30, 1999, does not include federal income taxes for the first three months of this period. Christianson terminated its S Corporation status concurrent with the effective date of the merger discussed above.

         These unaudited interim statements should be read in conjunction with the Company's historical consolidated financial statements and related notes included in the Annual Report on Form 10-K as filed with the Securities and Exchange Commission for the year ended December 31, 1999.

         These unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for reporting interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The Company believes all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature. The results of operations for interim periods are not necessarily indicative of the results for the fiscal year.

2.       SENIOR SUBORDINATED NOTES:

         During the current quarter, the Company repurchased approximately $16.3 million in face amount of its outstanding 11 5/8% Senior Subordinated Notes at various prices ranging from 95.5 to 100.0 percent of par value. In conjunction with the repurchases, the Company recognized an extraordinary loss of $0.5 million ($0.3 million, net of taxes) related to capitalized issuance costs attributable to the notes repurchased. Subsequent to the end of the quarter, the Company repurchased an additional $13.7 million in face amount of its outstanding notes at various prices ranging from 99.5 to 100.0 percent of par value. All notes repurchased were retired. The estimated extraordinary loss to be recorded on the notes repurchased subsequent to the end of the quarter is $0.5 million, net of taxes.

3.       COMMITMENTS AND CONTINGENCIES:

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

4.       STOCKHOLDERS' EQUITY:

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

         On March 1, 2000, the Company issued an additional 1,346,154 shares of common stock in connection with an acquisition. The shares were valued at $10.00 per share for a total increase in additional paid in capital of $13.5 million (see Note 5).

         In April 2000, pursuant to the terms of "Earn-Out" provisions contained in the original acquisition agreements, the Company also issued 659,927 shares of common stock to certain former stockholders of certain Founding Companies. No future share issuance is required under the terms of any of the acquisition agreements relating to any of the Acquired Companies.


5.       ACQUISITION:

         On March 1, 2000, the Company acquired the stock of Lindy Dennis Industries and related affiliates (collectively "LDI"), headquartered in Corona, California. LDI operates primarily as a heating, ventilation and air conditioning ("HVAC") contractor specializing in the multifamily residential market. LDI had revenues of approximately $37.0 million in 1999. The consideration paid by the Company for LDI consisted of 1,346,154 shares of the Company's common stock and approximately $12.0 million in cash (See Note 4). The cash portion of the consideration was funded through borrowings under the Company's existing $95.0 million Credit Facility.

         The Company accounted for the acquisition of LDI using the purchase method of accounting. The results of operations of LDI are included in the accompanying financial statements from the date of acquisition forward. The accompanying consolidated balance sheet as of September 30, 2000, includes a preliminary allocation of the purchase price to the assets acquired and liabilities assumed, as well as an estimate of the amount of goodwill generated by the transaction. The purchase accounting for the acquisition has been based on an estimate of fair value and is subject to final adjustment.

         The pro forma data presented below consists of the income statement data presented in the accompanying consolidated financial statements plus pro forma income statement data for the Acquired Companies as if the acquisitions and related financing were effective on January 1, 1999 (in thousands):

                                                                       Nine Months Ended
                                                                         September 30,
                                                             --------------------------------------
                                                                   1999                  2000
                                                             ----------------       ---------------
Revenues                                                     $        356,912       $       421,106
Net income available to common stockholders                             5,921                11,831


6.       RECLASSIFICATIONS:

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

         The Company was organized in June 1998, and acquired ten U.S. businesses (the "Founding Companies") on April 1, 1999. The acquisitions were accounted for using the purchase method of accounting with Christianson Enterprises, Inc. and affiliates ("Christianson") being reflected as the accounting acquiror. In September 1999, the Company acquired the outstanding stock of two additional companies and the assets of a third company. On March 1, 2000, the Company acquired the stock of Lindy Dennis Industries and related affiliates (collectively "LDI"), headquartered in Corona, California.

          All of the above companies acquired subsequent to the acquisition of the Founding Companies are herein referred to as the "Subsequent Acquisitions", and collectively with the Founding Companies, the "Acquired Companies."

RESULTS OF OPERATIONS

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

                                      Three Months Ended September 30,              Nine Months Ended September 30,
                                  -----------------------------------------    -------------------------------------------
                                         1999                  2000                   1999                     2000
                                  ------------------    -------------------    --------------------    -------------------
                                                                        (Unaudited)
                                                                  (Dollars in thousands)

Revenues                          $ 102,071    100%     $  145,460    100%     $  213,210     100%     $  412,276     100%
Cost of revenues                     82,110     80         118,944     82         170,995      80         337,097      82
                                  ---------  -----      ----------  -----      ----------   -----      ----------   -----
Gross profit                         19,961     20          26,516     18          42,215      20          75,179      18
Selling, general and
   administrative expenses            9,246      9          11,436      8          18,805       9          34,624       8
Noncash compensation expense              -      -               -      -           7,992       4               -       -
Goodwill amortization                   951      1           1,411      1           1,901       1           4,157       1
                                  ---------  -----      ----------  -----      ----------   -----      ----------   -----
Income from operations                9,764     10          13,669      9          13,517       6          36,398       9
Interest expense                     (4,179)    (4)         (4,662)    (3)         (7,445)     (3)        (13,745)     (3)
Other, net                              100      -             250      -             288       -             657       -
                                  ---------  -----      ----------  -----      ----------   -----      ----------   -----
Income before taxes and
   extraordinary loss                 5,685      6           9,257      6           6,360       3          23,310       6
Provision for income taxes            2,280      3           4,271      3           4,975       2          10,864       3
                                  ---------  -----      ----------  -----      ----------   -----      ----------   -----
Income before extraordinary loss      3,405      3           4,986      3           1,385       1          12,446       3
Extraordinary loss                        -      -             344      -             455       -             344       -
                                  ---------  -----      ----------  -----      ----------   -----      ----------   -----
Net income                            3,405      3           4,642      3             930       1          12,102       3
Preferred dividends                     341      -             341      -             681       -           1,023       -
                                  ---------  -----      ----------  -----      ----------   -----      ----------   -----
Net income available to common
   shareholders                   $   3,064      3%     $    4,301      3%     $      249       -%     $   11,079       3%
                                  =========  =====      ==========  =====      ==========   =====      ==========   =====


Three months ended September 30, 1999 compared to three months ended September 30, 2000

         Revenues increased $43.4 million, from $102.1 million for the three months ended September 30, 1999, to $145.5 million for the three months ended September 30, 2000. The increase in revenues resulted from a $10.3 million increase in "same store" revenues, combined with $33.1 million generated by the Subsequent Acquisitions. The increase in "same store" revenues was primarily from residential customers, offset by a $1.6 million decrease in commercial revenues. The increase in residential revenue is the result of modest price increases offset by 6% fewer housing starts in the single family residential area and an increase in volume in the multifamily area. The decline in revenue from commercial operations primarily resulted from a focus on higher margin contracts and an overall reduction in the number of contracts signed.

         Gross profit increased $6.5 million, from $20.0 million for the three months ended September 30, 1999, to $26.5 million for the three months ended September 30, 2000. The increase in gross profit resulted from a $0.4 million increase in "same store" gross profit generated by the Founding Companies, combined with $6.1 million generated by the Subsequent Acquisitions. Gross margin declined from 20% of revenue for the three months ended September 30, 1999, to 18% of revenue for the three months ended September 30, 2000. The decline in gross margin is primarily due to increases in labor costs.

         Selling, general and administrative expenses increased $2.2 million, or 24%, from $9.2 million for the three months ended September 30, 1999 to $11.4 million for the three months ended September 30, 2000. As a percentage of revenue, selling, general and administrative expenses decreased from 9% for the three months ended September 30, 1999, to 8% for the three months ended September 30, 2000, reflecting, among other things, the leverage gained from increased volume. The increase in selling, general and administrative expenses was primarily due to the Subsequent Acquisitions.

         Goodwill amortization increased $0.4 million for the three months ended September 30, 2000, as compared to the same period in 1999. The increase in amortization is associated with the goodwill generated by the Subsequent Acquisitions and amortization of the goodwill generated by payments to certain Founding Company stockholders under "earn out" provisions in the purchase agreements. The Company amortizes goodwill on a straight-line basis over a 30 year period.

         Interest expense increased $0.5 million for the three months ended September 30, 2000 as compared to the same period in 1999. This increase is a result of the interest on higher borrowings under the Credit Facility used to fund the cash portion of the consideration paid for the Subsequent Acquisitions and the repurchase of the Class B shares.

         The increase in the provision for income taxes of $2.0 million resulted from taxes on the income of the Subsequent Acquisitions.

         During the three months ended September 30, 2000, the Company repurchased $16.3 million face amount of its senior subordinated notes at an average price of approximately 96.8% of par value. Accordingly, the Company recorded an extraordinary loss of $0.3 million, net of taxes, related to the write-off of capitalized issuance costs attributable to the notes repurchased.

         Net income increased $1.2 million, from $3.4 million for the three months ended September 30, 1999 to $4.6 million for the three months ended September 30, 2000.

Nine months ended September 30, 1999 compared to nine months ended September 30, 2000

         Results of operations for the nine months ended September 30, 1999, include the results of Christianson, the accounting acquiror, for the entire period and the results of the remaining Founding Companies for the period from April 1, 1999, through September 30, 1999.

         Revenues increased $199.1 million from $213.2 million for the nine months ended September 30, 1999, to $412.3 million for the nine months ended September 30, 2000. The increase in revenues resulted from $168.7 million related to the acquisition of the remaining Acquired Companies. "Same store" growth for the period was $30.4 million, with an increase of $22.3 million generated by single family residential operations.

         Gross profit increased $33.0 million, from $42.2 million for the nine months ended September 30, 1999, to $75.2 million for the nine months ended September 30, 2000. Approximately, $29.2 million of the increase in gross profit was generated by the acquisition of the remaining Acquired Companies. The decline in gross margin from 20% for the nine months ended September 30, 1999, to 18% for the nine months ended September 30, 2000, is the result of lower gross margins associated with the Subsequent Acquisitions and lower gross margins generated by the remaining Founding Companies due to higher labor costs.

         Selling, general and administrative expenses increased $15.8 million, from $18.8 million for the nine months ended September 30, 1999 (excluding a non-cash compensation charge of $8.0 million relating to the issuance of shares to management on April 1, 1999), to $34.6 million for the nine months ended September 30, 2000. Approximately $8.7 million of the increase in selling, general and administrative expenses was associated with the remaining Founding Companies not being included in the first three months of 1999. An additional $6.2 million of the increase was associated with the Subsequent Acquisitions.

         Goodwill amortization increased $2.3 million for the nine months ended September 30, 2000, as compared to the same period in 1999. The increase in amortization is associated with the goodwill generated by the acquisition of the remaining Acquired Companies and amortization of the goodwill generated by payments to certain Founding Company stockholders under "earn out" provisions in the purchase agreements. The Company amortizes goodwill on a straight-line basis over a 30 year period.

         Interest expense increased $6.3 million for the nine months ended September 30, 2000 as compared to the same period in 1999. This is a result of the interest on the Senior Subordinated Notes, issued May 19, 1999, and increased borrowings under the Credit Facility.

         The increase in the provision for income taxes of $5.9 million results from higher net income before taxes and the Company recording federal income taxes for the period after April 1, 1999. Prior to this date, Christianson elected S Corp status.

         Net income increased $3.2 million, from $8.9 million for the nine months ended September 30, 1999, (excluding a non-cash compensation charge of $8.0 million relating to the issuance of shares to management on April 1, 1999), to $12.1 million for the nine months ended September 30, 2000 for the reasons discussed above.

Pro Forma  Results

         The following unaudited pro forma discussion and analysis includes the results of operations of the Acquired Companies, as if they were combined on January 1, 1999. This data does not indicate the results that may have been obtained had these events actually occurred on January 1 of the respective period presented, or future results. The unaudited pro forma financial data is based on preliminary estimates, available information, and certain assumptions that management deems appropriate. Selling, general and administrative expenses for the periods prior to the acquisitions have been decreased for reductions in salaries, bonuses, benefits and lease payments to former owners of the Acquired Companies, agreed to in accordance with the terms of the employment agreements and lease agreements executed as a part of the acquisitions. The data will not be comparable to, and may not be indicative of, the Company's post-combination results of operations because:

o        the Acquired Companies were not under common control or management;
o        the Company incurs incremental costs for its corporate management; and,
o the pro forma data does not reflect the potential benefits and cost savings the Company expects to realize by operating as a combined entity.

         The following table sets forth pro forma financial information of the Acquired Companies for the periods indicated:

                                                                          Nine Months Ended September 30,
                                                                   --------------------------------------------
                                                                           1999                      2000
                                                                   -------------------       ------------------
                                                                               (Dollars in thousands)
                                                                                    (Unaudited)
Revenues                                                           $  356,912    100%        $   421,106   100%
Cost of revenues                                                      282,762     79             343,796    82
                                                                   ----------   ----         -----------  ----
    Gross profit                                                       74,150     21              77,310    18
Selling, general and administrative expenses                           31,126      9              35,376     8
Noncash compensation expense                                            7,992      2                   -     -
Goodwill amortization                                                   3,922      1               4,260     1
                                                                   ----------   ----         -----------  ----
    Income from operations                                         $   31,110      9%        $    37,674     9%
                                                                   ==========   ====         ===========  ====


Nine months ended September 30, 1999 compared to nine months ended September 30, 2000

         Pro forma revenues were $421.1 million for the nine months ended September 30, 2000, an increase of $64.2 million, or 18%, from $356.9 million for the nine months ended September 30, 1999. The largest increase in revenues was associated with the single family and commercial operations. Revenues also increased due to modest price increases at most of the companies in response to rising labor and material costs.

         Pro forma gross profit was $77.3 million for the nine months ended September 30, 2000, an increase of $3.1 million, or 4%, from $74.2 million for the nine months ended September 30, 1999. The increase in gross profit was the result of increased volume partially offset by higher labor costs.

         Pro forma selling, general and administrative expenses were $35.4 million for the nine months ended September 30, 2000, an increase of $4.3 million from $31.1 million for the nine months ended September 30, 1999 (excluding a non-cash compensation charge of $8.0 million relating to the issuance of shares to management on April 1, 1999). The increase was the result of an higher level of activity offset by the leverage gained from increased volume.

         Pro forma goodwill amortization increased to $4.3 million for the nine months ended September 30, 2000, from $3.9 million for the nine months ended September 30, 1999. The increase in amortization is associated with the amortization of the goodwill generated by payments to certain stockholders of the Founding Companies under "Earn-Out" provisions contained in the acquisition agreements. The Company amortizes goodwill on a straight-line basis over a 30 year period.


LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 2000, the Company had $43.5 million in working capital and $154.2 million of outstanding long-term indebtedness, including capital lease obligations totaling $1.3 million.

         For the nine months ended September 30, 2000, net cash provided by operating activities was $12.0 million resulting primarily from net income. Cash used in investing activities was $17.9 million which primarily relates to the acquisition of LDI and capital expenditures. Cash provided by financing activities for the nine months ended September 30, 2000, was $7.4 million and was primarily provided by net borrowings on the Company's Credit Facility offset by the $7.0 million repurchase of the Class B common stock and the $16.0 million repurchase of the Senior Subordinated Notes.

         On April 1, 1999, the Company entered into the Credit Facility with a total commitment of $95.0 million. At the option of the Company, the Credit Facility bears interest at the base rate of the arranging bank plus an applicable margin or at LIBOR, plus an applicable margin and has a three year term. At September 30, 2000, $45.2 million was available under the Credit Facility.

         The Company's capital expenditures, for the nine months ended September 30, 2000, primarily relate to the purchase of equipment and leasehold improvements that were funded from cash flow from operations. During the nine months ended September 30, 2000, capital expenditures were $4.9 million.

         The Company anticipates that its cash flow from operations will provide sufficient cash to enable the Company to meet its working capital needs, debt service requirements, and planned capital expenditures for property and equipment through the foreseeable future.

         While the Company continues to pursue acquisitions of leading companies, it has identified several markets where there are no suitable acquisition candidates. Therefore, the Company intends to enter these markets through "start ups" which will initially focus on serving existing customers in the new markets. From this base, the Company will work to develop relationships with new customers. The Company intends to fund start up costs with working capital, cash flow from operations and borrowings from the Credit Facility. In July 2000, the Company commenced operations in Denver, Colorado. Start up costs associated with hiring and training personnel are expensed as incurred and are reflected in the results of operations for the quarter ended September 30, 2000.


SEASONALITY

         The plumbing and mechanical contracting services industry is influenced by seasonal factors, which generally result in lower activity during winter months than in other periods. As a result, the Company expects that its revenues and profits will generally be lower in the first and fourth quarters of each fiscal year, and higher in the second and third quarters.


RECENT ACCOUNTING PRONOUCEMENTS

         Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," and No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133," establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. These statements are effective for the Company on January 1, 2001. Management does not believe the adoption of SFAS No. 133 and No. 138 will have a material impact on the Company's financial position or results of operations.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risks

         The Company is exposed to various market risks primarily related to potential adverse changes in interest rates. In the normal course of business, the Company employs established policies and procedures to manage this risk. The Company is not exposed to any other significant market risks including foreign currency exchange risk, or interest rate risks from the use of derivative financial instruments. The Company does not use derivative financial instruments for trading or to speculate on changes in interest rates or commodity prices. The Company's exposure to changes in interest rates primarily results from its short-term and long-term debt with both fixed and floating interest rates. The Company's debt with fixed interest rates consists of Senior Subordinated Notes and capital leases. The Company's debt with variable interest rates consists primarily of the Credit Facility. There were no significant changes in market risks during the nine months ended September 30, 2000.

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


ITEM 2. - Changes in Securities and Use of Proceeds

         On August 22, 2000, the company sold 74 shares of common stock to an employee under the terms of the Company's nonqualified stock option plan. Total proceeds from the sale were $518. The shares were issued pursuant to Rule 701 of the Securities Act of 1933.

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

         27.1     Financial data schedule

* Incorporated by reference

          (b) The registrant filed a report dated October 6, 2000 on Form 8-K and a report dated October 12, 2000 on Form 8-K/A during the period covered by this quarterly report on Form 10-Q related to a change in the Company's independent accountants.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         AMERICAN PLUMBING AND MECHANICAL, INC.


Date:  November 14, 2000                   By:  /s/ DAVID C. BAGGETT
                                                -------------------------------
                                                David C. Baggett
                                                Senior Vice President
                                                and Chief Financial Officer

                                 EXHIBIT INDEX

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