Form 10-K405
period 2000-12-31
AMERICAN PLUMBING & MECHANICAL INC
filed 2001-03-28
CIK 1072258

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

        Securities to be registered pursuant to Section (b) of the Act:

                                      NONE

        Securities to be registered pursuant to Section (g) of the Act:

                                      NONE

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 of 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ]

     Indicate by check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 26, 2001, there were outstanding 13,271,383 shares of common stock and 331,116 shares of Class B common stock of the Registrant. The aggregate market value of voting stock held by non-affiliates of the Registrant is not determinable as such shares were privately placed and there is no public market for such shares.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the Registrant's Proxy Statement (the "Proxy Statement") are incorporated by reference in Part III of this Annual Report on Form 10-K (the "Form 10-K").

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS...............................................     1

PART I...................................................................     1
  Item 1.    Business....................................................     1
             Industry Overview...........................................     1
             Growth Strategy.............................................     2
             Services....................................................     2
             Operations..................................................     4
             Customers...................................................     5
             Property and Equipment......................................     5
             Regulation..................................................     5
             Employees...................................................     5
  Item 2.    Properties..................................................     6
  Item 3.    Legal Proceedings...........................................     6
  Item 4.    Submission of Matters to a Vote of Security Holders.........     6

PART II..................................................................     6
  Item 5.    Market for Registrant's Common Equity and Related
             Stockholder Matters.........................................     6
  Item 6.    Selected Financial Data.....................................     7
  Item 7.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations...................................     8
             Pro Forma...................................................     8
             Historical..................................................     9
             Liquidity and Capital Resources.............................    11
  Item 7-A.  Quantitative and Qualitative Disclosures About Market
             Risks.......................................................    12
  Item 8.    Financial Statements and Supplemental Data..................    12
  Item 9.    Changes and Disagreements with Accountants on Accounting and
             Financial Disclosure........................................    34

PART III.................................................................    34
  Item 10.   Directors and Executive Officers of the Registrant..........    34
  Item 11.   Executive Compensation......................................    34
  Item 12.   Security Ownership of Certain Beneficial Owners of
             Management..................................................    34
  Item 13.   Certain Relationships and Related Transactions..............    34

PART IV..................................................................    34
  Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form
             8-K.........................................................    34

                           FORWARD-LOOKING STATEMENTS

     The following report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act which are intended to be covered by safe harbors created thereby. Readers are cautioned that such information involves risks and uncertainties, including those created by general market conditions, competition and the possibility that events may occur which limit the ability of American Plumbing & Mechanical, Inc. and subsidiaries ("AMPAM" or the "Company") to maintain or improve its operating results. All statements, other than statements of historical facts, included or incorporated by reference in this annual report that address activities, events or developments that the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), business strategy and measures to implement such strategy, competitive strengths, goals, expansion and growth of the Company's business and operations, plans, references to future success, as well as other statements which include words such as "anticipate," "believe," "plan," "estimate," "expect," and "intend" and other similar expressions, constitute forward-looking statements. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

                                     PART I

ITEM 1. BUSINESS

     American Plumbing & Mechanical, Inc., a Delaware corporation, is the largest company in the United States focused primarily on the plumbing contracting services industry. AMPAM also provides heating, ventilation and air conditioning ("HVAC") and mechanical contracting services. On April 1, 1999, AMPAM acquired ten U.S. companies (the "Founding Companies"), which, individually, are leading regional providers of plumbing and mechanical contracting services, and commenced operations as one company. AMPAM believes that by combining these regional leaders into one organization, it has created a national provider capable of strengthening and broadening relationships with its consolidating customer base and enhancing its operating efficiency. The Founding Companies performed plumbing and mechanical contracting services in 25 states for an average of approximately 31 years prior to being acquired by AMPAM. AMPAM subsequently acquired all of the outstanding stock of three companies and the assets of a fourth company (the "Subsequent Acquisitions," and collectively with the "Founding Companies," the "Acquired Companies").

     AMPAM provides plumbing, HVAC and mechanical contracting services to single family residential, multifamily residential and commercial/institutional customers. The commercial/institutional market includes retail establishments, office buildings, hotels, assisted-living centers, waste water and water purification plants, manufacturing plants and other industrial complexes; and public and private institutional buildings including schools, hospitals, dormitories, military and other governmental facilities, stadiums, arenas, convention centers, airports and prisons. During 2000, AMPAM derived approximately 51%, 27% and 22% of its proforma revenues from single family residential, multifamily residential and commercial/institutional customers, respectively.

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

     The plumbing and mechanical contracting service industry is highly fragmented, and AMPAM estimates it to include at least 40,000 companies. Generally, these companies are small, owner-operated, independent contractors who serve customers in a local market, and have limited access to capital for investment in infrastructure, technology and expansion. AMPAM estimates approximately 100, or 0.3% of all industry participants, had annual sales greater than $20.0 million. Estimated expenditures for plumbing and mechanical contracting services in the United States were approximately $28.0 billion in 2000.

     AMPAM's customers include local, regional and national single family and multifamily builders and developers, as well as general contractors, commercial developers, manufacturing and other industrial corporations and governmental agencies. Typical construction projects include the installation, maintenance and repair of domestic water systems, sanitary waste and vent systems, fire protection systems, natural gas piping systems, integrated systems that transport hot and chilled water, steam, fuels, and other liquid and gaseous substances, and the related equipment such as water heaters, plumbing fixtures, boilers, chillers and pumps. In some areas of the country, the Company also installs heating, ventilation and air conditioning systems. AMPAM believes that its customers generally select plumbing and mechanical contractors with a large, trained workforce that are able to meet their location and scheduling requirements, while also providing reliable high-quality service. AMPAM obtains a significant portion of its contracts on negotiated terms through existing customer relationships instead of through competitive bid processes. Because many projects utilize repetitive floor plans, AMPAM is able to prefabricate some of the material necessary to complete the project, which ultimately increases productivity and profitability by reducing construction time, labor costs and skill requirements.

     The level of construction activity depends on many factors, including interest rates, tax considerations, demand for housing and general economic conditions. AMPAM serves many of the more rapidly growing metropolitan areas, including Orlando, Tampa, Jacksonville, Ft Myers, Miami and Pensacola, Florida; Atlanta, Georgia; Charlotte, North Carolina; Denver, Colorado; Richmond, Newport News and Arlington, Virginia; Washington D.C.; Baltimore, Maryland; Austin, Houston, Dallas, and San Antonio, Texas; Cincinnati, and Columbus, Ohio; Phoenix, Arizona; Las Vegas, Nevada; Riverside, Los Angeles, San Diego, and the San Fernando Valley, California, among others. The Company also has the ability to mobilize its workforce to other geographic markets based on the demands of its customers. These metropolitan areas have experienced significant new construction activity over the last several years, and demographic trends indicate continued growth in these areas.

GROWTH STRATEGY

     Where the Company is unable to identify suitable acquisition candidates in desirable markets, the Company intends to enter these markets through "start ups" which will initially be focused on serving existing customers in the new markets. From this base, the Company will work to develop relationships with new customers. During 2000, the Company commenced operations in Denver, Colorado and Dallas, Texas. AMPAM also expanded its operations in Houston, Texas to offer single family plumbing services, and expanded its operations in Tampa, Florida to include multifamily HVAC services. For 2001, the Company intends to expand its services in the Charlotte, North Carolina market to include single family plumbing services, as well as commence operations in the Sacramento, California market. Additional markets are being evaluated to assess the potential for future "start ups." All costs associated with the commencement of operations in a market are included in the results of operations when incurred.

SERVICES

     Plumbing. Plumbing services provided by AMPAM are primarily the installation of systems that convey domestic water throughout a building, systems that transport sanitary waste out of a building to a sewer connection, and systems that transport natural gas to various equipment or appliances such as heaters, boilers, ovens and stoves. A domestic water system typically includes separate piping for hot and chilled water, as well as a number of fixtures such as sinks, bathtubs and showers.

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

Substantially all of the equipment and component parts AMPAM installs are purchased from third-party wholesale suppliers or directly from the manufacturers and resold to the customer as part of the contracted installation. Orders and deliveries are coordinated to match the project schedule. Whenever possible, a significant portion of the plumbing and piping assembly is prefabricated at AMPAM facilities in order to reduce on-site installation time, increase quality control and reduce material costs and service time.

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

     Mechanical. Mechanical contracting services provided by AMPAM consist primarily of the installation of mechanical and process piping and tubing, including systems which convey hot and chilled water, steam, medical gas, fuels and other liquid and gaseous substances, as well as the installation of related equipment and fixtures which store, pump, regulate and measure the distribution of these substances. In some cases, these mechanical systems are critical to the underlying business of the future tenant, as in the case of water treatment plants, chemical plants and medical laboratories. Mechanical contracting services provided by AMPAM also include the installation of the piping portion of HVAC systems, including the piping and tubing used to convey hot and chilled water to the heating or cooling systems and the related boilers, chillers, cooling towers, pumps, valves and control devices. Mechanical contracting services are typically provided to commercial/institutional customers. See "HVAC" below.

     Mechanical contracting projects begin with project design and engineering, which may be produced by AMPAM or specified by the customer. In response to customer demand, AMPAM may develop some or all of the design parameters using its CAD programs, or AMPAM may "value engineer" customer supplied specifications in order to suggest more efficient installation configurations or lower cost components. Prefabrication at AMPAM facilities may also be employed to pre-assemble various piping and mechanical configurations prior to deployment at the construction site. Most mechanical projects begin with the installation of distribution piping and duct systems within the walls and between the floor and ceilings in accordance with technical design specifications, after the foundation has been poured. Once the distribution and main service lines have been installed, service branches to various equipment are completed, and the equipment and controls are then balanced and commissioned.

     HVAC. In some regions, the Company also offers HVAC contracting services. HVAC systems typically involve piping and air-handling components. The piping component, as described above, is often classified as a mechanical contracting service. However, in contrast to mechanical services, the air handling component of an HVAC system includes the ductwork and ventilation systems that carry air rather than hot or chilled water or other liquids or gaseous substances. Equipment and fixtures related to the air-handling component of an HVAC system include heaters, compressors, air handlers and air conditioning units. Typically, HVAC installation projects begin with the customer providing the architectural plans and mechanical drawings for the building to be constructed. The process of on-site installation is similar to that required for mechanical systems.

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

OPERATIONS

     Contracting. Single family and multifamily residential work is generally obtained through relationships with existing customers and referrals, with pricing being negotiated with the particular customer. Commercial/institutional work is typically awarded through a competitive bid process, which is often limited to approved bidders who meet bonding and other requirements. Contracts may provide precise specifications for the work to be completed, require the contractor to design and build the plumbing system, or may permit the contractor to provide revised specifications for the project. AMPAM's plumbing contracts are generally structured on a fixed cost basis. Revenues for a typical multifamily residential plumbing project for installation in a low-rise apartment complex range from approximately $350,000 to $1,000,000. Single family residential projects vary based on the size of the development, and revenues for each home range from approximately $4,000 to $10,000. Revenues from a single commercial/institutional mechanical contracting project generally range from approximately $0.5 million to $10.0 million, depending upon the size of the building involved, the nature of the plumbing and mechanical contracting services involved, and the specific equipment and fixtures to be installed.

     Engineering and Design. AMPAM has engineering and design capabilities which enable it to offer a higher level of service to its customers. These capabilities may be offered "in-house" or obtained from third parties, as appropriate. CAD systems may be used to "value engineer" the project by providing cost saving alternatives to the specifications and designs provided by the customer, or to actually design and build the plumbing and mechanical systems to be installed. CAD systems can be used to automate the production of blueprints and specifications, produce a schedule of required assemblies, and to assist in selecting the materials and equipment to be used. AMPAM is further developing its "value engineering" and design-and-build capabilities to help capture higher margins resulting from the cost savings passed on to the customer.

     Purchasing. AMPAM estimates that its cost of materials purchased represents approximately 39% of AMPAM's cost of revenues. AMPAM purchases copper, steel, cast iron, PVC and ABS pipe, valves, hangers, fire protection and sprinkler systems, plumbing fixtures, drains, water heaters, boilers, chillers, air handling units and pumps, and other materials from a number of manufacturers. AMPAM purchases these materials directly from the manufacturer or through wholesalers and other distributors.

     In some instances, AMPAM receives discounts from wholesalers in return for prompt payment, and AMPAM negotiates with wholesalers to receive discounts whenever possible. As a result of its size, AMPAM negotiates directly with many national manufacturers to participate in rebate programs offered by those manufacturers. Many of the rebate programs commenced in January 2000.

     Management Information Systems and Controls. AMPAM has centralized the consolidated accounting and financial reporting activities at its corporate headquarters while basic accounting activities are conducted at the operating level. Several of the Acquired Companies, serving both the residential and commercial/institutional markets, possess sophisticated (and in some cases, proprietary) software systems which handle estimation, materials, ordering and job scheduling functions.

     Recruiting and Training. Recruiting and training primarily occur at the local level for each operating unit of AMPAM, but are also supplemented by national programs. To take advantage of successful human resource programs, AMPAM shares best practices in recruiting, selection, training, and apprenticeship programs originally developed by some of the Acquired Companies. AMPAM believes it is able to attract highly qualified candidates as a result of its national size, potential for growth and advancement, as well as its health, disability and life insurance, retirement benefits and a stock-based compensation plan.

     Intellectual Property and Licensing. AMPAM has obtained certain trademarks and trade names for its products and services to distinguish genuine AMPAM products and services from its competitors' products and services.

     Seasonality and Backlog. The plumbing and mechanical contracting services industry is influenced by seasonal factors, which generally result in lower activity during winter months than in other periods. As a result, AMPAM expects that its revenues and profits will generally be lower in the first and fourth quarters of each fiscal year, and higher in the second and third quarters. As of December 31, 2000, AMPAM had approximately $215.0 million in backlog revenues related to its multifamily residential and commercial/industrial operations. The Company believes a significant portion of this backlog will be completed in 2001.

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

PROPERTY AND EQUIPMENT

     AMPAM operates a fleet of approximately 1,600 owned and leased trucks, vans and support vehicles, as well as heavy machinery including cranes, backhoes and high-lifts. The Company believes these vehicles are adequate for AMPAM's current operations.

REGULATION

     Operations and Licensing. AMPAM's business is subject to various federal, state and local laws, regulations, ordinances and policies relating to, among other things:

     - the licensing and certification of plumbers and technicians;

     - AMPAM's advertising, warranties and disclosures to its customers;

     - the bidding process required to obtain plumbing and mechanical contracts; and

     - the applicable plumbing, mechanical and building codes with which AMPAM must comply.

     Most states require that at least one of AMPAM's employees be a licensed master plumber, and many jurisdictions regulate the number and level of license holders who must be present on a construction site during the installation of plumbing and mechanical systems. Some jurisdictions require AMPAM to obtain a building permit for each plumbing or mechanical project. In addition, AMPAM must comply with labor laws and regulations, including those that relate to verification by employers of legal immigration or work permit status of employees.

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

EMPLOYEES

     At December 31, 2000, AMPAM had approximately 5,100 employees. Currently, none of AMPAM's employees are members of unions or work under a collective bargaining agreement. AMPAM believes that its relationship with its employees is satisfactory.

ITEM 2. PROPERTIES

     The Company's subsidiaries operate out of leased facilities in several states. The warehouses, administrative offices and shops are generally covered by operating leases ranging from five to ten years, and are on terms the Company believes to be commercially reasonable. Certain of the facilities are leased from related parties (See Note 6 to the consolidated financial statements and information for Item 13 incorporated by reference from Proxy Statement). AMPAM believes its facilities are adequate for its present needs. Further, AMPAM believes that suitable additional or replacement space will be available as required.

     The Company leases its executive offices in Round Rock, Texas.

ITEM 3. LEGAL PROCEEDINGS

     AMPAM has, from time to time, been a party to litigation arising in the normal course of business. Most of the litigation involves claims for personal injury, property damage, and/or warranty/defect claims incurred in connection with its operations. Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the financial condition or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     As of March 26, 2001, there were approximately 77 holders of the Company's common stock and approximately 6 holders of the Company's Class B common stock, neither of which has an established public trading market.

     AMPAM does not anticipate paying cash dividends on its common stock in the foreseeable future. AMPAM expects that it will retain all available earnings generated by its operations for the development and growth of its business. Any future determination as to the payment of dividends will be made at the discretion of the Company's Board of Directors and will depend upon the Company's operating results, financial condition, capital requirements, general business conditions and such other factors as the Board of Directors deems relevant. The Company's debt instruments include certain restrictions on the payment of cash dividends on the common stock. (See Note 5 to the consolidated financial statements).

     The Company issued 74 shares to employees pursuant to options granted under the Company's 1999 stock option plan for the aggregate consideration in the amount of approximately $500. The issuance of such common stock was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 as a transaction by the issuer not involving a public offering.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected historical financial data reflects the results and financial position of Christianson Enterprises, the accounting acquiror, for the periods prior to April 1, 1999. Results of operations for the year ended December 31, 1999 represent Christianson's results for the three months ended March 31, 1999, and the consolidated results of AMPAM for the remainder of the year. Results of operations for the year ended December 31, 2000 represent the consolidated results of AMPAM for the full year. See Note 11 to the consolidated financial statements for details on company acquisitions made in 1999 and 2000.

                                 YEAR      FOUR MONTHS
                                ENDED         ENDED               YEAR ENDED DECEMBER 31,
                              AUGUST 31,   DECEMBER 31,   ---------------------------------------
                                 1996          1996        1997      1998       1999       2000
                              ----------   ------------   -------   -------   --------   --------
                                                       ($ IN THOUSANDS)
STATEMENT OF OPERATIONS
  DATA:
Revenues....................   $50,330       $15,576      $50,909   $63,374   $334,002   $557,887
Cost of revenues (including
  depreciation).............    38,203        11,868       37,504    45,704    269,972    459,429
                               -------       -------      -------   -------   --------   --------
Gross profit................    12,127         3,708       13,405    17,670     64,030     98,458
Selling, general and
  administrative expenses...    11,051         5,142       11,497    17,078     29,590     46,442
Noncash stock compensation
  expense...................        --            --           --        --      7,992         --
Goodwill amortization.......        --            --           --        --      3,303      5,569
                               -------       -------      -------   -------   --------   --------
Income (loss) from
  operations(a).............     1,076        (1,434)       1,908       592     23,145     46,447
Interest and other income
  (expense), net............       267            32           59        56    (11,905)   (17,569)
                               -------       -------      -------   -------   --------   --------
Income (loss) before
  provision for income
  taxes.....................     1,343        (1,402)       1,967       648     11,240     28,878
Provision (benefit) for
  income taxes(c)...........       345           (56)          77        32      7,859     13,519
                               -------       -------      -------   -------   --------   --------
Income (loss) before
  extraordinary loss........       998        (1,346)       1,890       616      3,381     15,359
Extraordinary loss(b).......        --            --           --        --        455        887
                               -------       -------      -------   -------   --------   --------
Net income (loss)(a)........   $   998       $(1,346)     $ 1,890   $   616   $  2,926   $ 14,472
                               =======       =======      =======   =======   ========   ========
BALANCE SHEET DATA (AT END
  OF PERIOD)
Total assets................   $11,607       $11,323      $ 7,634   $11,210   $267,751   $318,466
Long-term obligations, net
  of current maturities.....       425           425          329       349    136,623    165,225
Total stockholders'
  equity....................   $ 5,138       $ 3,792      $ 5,685   $ 6,301   $ 43,391   $ 63,308

---------------

(a) The loss from operations for 1996 and the level of net income in the other periods prior to April 1, 1999 are primarily attributable to the level of owner's compensation paid during those periods.

(b) The extraordinary loss for 1999 and 2000 are attributable to the early extinguishments of debt net of tax benefit.

(c) Prior to the merger on April 1, 1999, Christianson elected S Corporation status. Consequently, the provision for income taxes prior to April 1, 1999 consists of only state income taxes.

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

     The following discussion should be read in conjunction with the consolidated financial statements.

PRO FORMA

     AMPAM acquired the ten Founding Companies on April 1, 1999. Subsequently, the Company acquired the stock of two companies and the assets of a third company on September 30, 1999. On March 1, 2000 AMPAM acquired the stock of an additional company. The following unaudited pro forma discussion and analysis reflects the results of operations of all companies as if they were acquired on January 1, 1999. This data does not indicate the results AMPAM would have obtained had these events actually occurred on January 1, 1999 or its future results. The unaudited pro forma data is based on estimates, available information and assumptions management deems appropriate. Selling, general and administrative expenses for the periods prior to acquisition have been decreased for reductions in salaries, bonuses, benefits and lease payments to former owners of the Acquired Companies, agreed to in accordance with the terms of the employment agreements and lease agreements executed as a part of the acquisitions. The data may not be comparable to, or indicative of, AMPAM's post combination results.

                                                      PRO FORMA RESULTS OF OPERATIONS
                                                          YEAR ENDED DECEMBER 31,
                                                      -------------------------------
                                                           1999             2000
                                                      --------------   --------------
                                                            (DOLLARS IN '000S)
Revenues............................................  $488,061   100%  $566,717   100%
Cost of revenues....................................   389,004    80    466,128    82
                                                      --------   ---   --------   ---
Gross profit........................................    99,057    20    100,589    18
Selling, general and administrative expenses........    43,298     9     47,194     8
Noncash stock compensation expense..................     7,992     2         --    --
Goodwill amortization...............................     5,479     1      5,672     1
                                                      --------   ---   --------   ---
Income from operations..............................  $ 42,288     9%  $ 47,723     8%
                                                      ========   ===   ========   ===

  2000 compared to 1999

     Revenues increased $78.6 million, or 16%, from $488.1 million for the year ended December 31, 1999, to $566.7 million for the year ended December 31, 2000. The growth was primarily due to the volume increases in single family and multifamily markets. The Company also initiated modest price increases in 2000 in an attempt to cover increases in material and labor costs.

     Gross profit increased $1.5 million, or 2%, from $99.1 million for the year ended December 31, 1999, to $100.6 million for the year ended December 31, 2000. The increase in gross profit, generated by higher levels of activity, was offset by increases in certain material and labor costs. Gross margin decreased from 20% for the year ended December 31, 1999, to 18% for the year ended December 31, 2000. Margin declines were recognized in all markets, with the most significant impact being noted in the single family residential markets. In late 2000 and early 2001, AMPAM increased pricing in certain markets to offset higher material and labor costs.

     Selling, general and administrative expenses increased $3.9 million, or 9%, from $43.3 million (9% of revenue) for the year ended December 31, 1999, to $47.2 million (8% of revenue), for the year ended December 31, 2000. The increase in selling, general and administrative expenses was primarily due to increased costs necessary to support the higher level of activity. The decrease in expenses as a percentage of revenue reflects the leverage gained from higher levels of activity.

     The noncash stock compensation expense in 1999 represents the value of shares issued to management in connection with the formation of the business. No such share issuance was made in 2000.

     Income from operations increased $5.4 million from $42.3 million for the year ended December 31, 1999, to $47.7 million for the year ended December 31, 2000. The increase was due to no noncash stock compensation expense in 2000 and higher levels of activity partially offset by a decline in gross margin.

HISTORICAL

     The following historical consolidated financial information represents the operations of Christianson, the accounting acquiror, prior to April 1, 1999, and the remaining Acquired Companies from their respective dates of acquisition. Accordingly, the year ended December 31, 1999 has only nine months of consolidated results of AMPAM. Historical selling, general and administrative expenses for the periods prior to April 1, 1999, reflect salaries, bonuses, benefits and lease payments to the former stockholders of Christianson. These amounts have been prospectively reduced in accordance with the terms of the purchase agreements entered into as a part of the acquisitions. Additionally, Christianson operated as an S Corp prior to April 1, 1999. Under S Corporation status, Christianson itself was not subject to taxation for federal purposes.

                                                  YEAR ENDED DECEMBER 31,
                                      -----------------------------------------------
                                          1998             1999             2000
                                      -------------   --------------   --------------
                                                    (DOLLARS IN '000S)
Revenues............................  $63,374   100%  $334,002   100%  $557,887   100%
Cost of revenues....................   45,704    72    269,972    81    459,429    82
                                      -------   ---   --------   ---   --------   ---
Gross profit........................   17,670    28     64,030    19     98,458    18
Selling, general and administrative
  expenses..........................   17,078    27     29,590     9     46,442     8
Noncash stock compensation
  expense...........................       --    --      7,992     2         --    --
Goodwill amortization...............       --    --      3,303     1      5,569     1
                                      -------   ---   --------   ---   --------   ---
Income from operations..............      592     1     23,145     7     46,447     8
Interest Expense....................     (116)   --    (12,137)   (4)   (18,518)   (3)
Other, net..........................      172    --        232    --        949    --
                                      -------   ---   --------   ---   --------   ---
Income before taxes and
  extraordinary loss................      648     1     11,240     3     28,878     5
Provision for income taxes..........       32    --      7,859     2     13,519     2
                                      -------   ---   --------   ---   --------   ---
Income before extraordinary loss....      616     1      3,381     1     15,359     3
Extraordinary loss on early
  extinguishments of debt...........       --    --        455    --        887    --
                                      -------   ---   --------   ---   --------   ---
Net income..........................  $   616     1%  $  2,926     1%  $ 14,472     3%
                                      =======   ===   ========   ===   ========   ===

  2000 compared to 1999

     Revenues increased $223.9 million, or 67%, from $334.0 million for the year ended December 31, 1999, to $557.9 million for the year ended December 31, 2000. The growth was primarily due to the acquisition of the Subsequent Acquisitions, as well as a full year's results of the Founding Companies included in 2000. The Company also experienced increased activity in the single family residential and multifamily housing markets, and has initiated modest price increases in certain markets in an attempt to cover increased operating costs.

     Gross profit increased $34.5 million, or 54%, from $64.0 million for the year ended December 31, 1999, to $98.5 million for the year ended December 31, 2000. The increase in gross profit was primarily due to the acquisition of the Subsequent Acquisitions, as well as a full year's results of the Founding Companies included in 2000. The increase in gross profit, generated by higher levels of activity, was partially offset by increases in certain material and labor costs. Gross margin decreased from 19% for the year ended December 31, 1999, to 18% for the year ended December 31, 2000. The decrease is attributable to the acquisition of the Acquired Companies, particularly those in the commercial market, which have historically generated lower margins than Christianson. Decreases in gross margin were also attributable to higher material and labor costs. In late 2000 and early 2001, AMPAM increased pricing in certain markets to offset higher material and labor costs.

     Selling, general and administrative expenses increased $16.8 million, or 57%, from $29.6 million for the year ended December 31, 1999, to $46.4 million for the year ended December 31, 2000. The increase in selling, general and administrative expenses was primarily due to the acquisition of the Acquired Companies and the corporate general and administrative costs incurred after April 1, 1999.

     The noncash stock compensation charge in 1999 represents the value of shares issued to management in connection with the formation of the business. No such share issuance was made in 2000.

     Income from operations increased $23.3 million from $23.1 million for the year ended December 31, 1999, to $46.4 million for the year ended December 31, 2000. The increase in income from operations was primarily due to the acquisition of the Acquired Companies and the reduction in Christianson's officers' compensation. Results for the year ended December 31, 1999 were also burdened by the noncash stock compensation charge. Increases in the volume of work performed also contributed to the increase in income from operations.

     Interest Expense increased by $6.4 million from $12.1 million for the year ended December 31, 1999 to $18.5 million for the year ended December 31, 2000. The increase was due to higher levels of indebtedness, partially offset by lower average interest rates due to the repurchase of $30.0 million of the Senior Subordinated Notes in 2000.

     The increase in income tax expense resulted from the Company recording federal income taxes for the period after April 1, 1999. Prior to this date, Christianson elected S Corp status.

     The extraordinary item that occurred in 2000 related to the write-off of transaction costs associated with the repurchased Senior Subordinated Notes. The 1999 extraordinary item related to the write-off of loan costs and unamortized discount associated with the $30.0 million Subordinated Loan entered into on April 1, 1999, that was repaid with the proceeds from the bond offering on May 19, 1999.

     Net income increased $11.6 million, or 400%, from $2.9 million for the year ended December 31, 1999, to $14.5 million for the year ended December 31, 2000. The increase was due to the acquisition of the Acquired Companies, offset by lower gross margins. Additionally, 1999 results reflected the one time charges resulting from the initial organization of the Company.

  1999 compared to 1998

     Revenues increased $270.6 million, or 427%, from $63.4 million for the year ended December 31, 1998, to $334.0 million for the year ended December 31, 1999. The growth was primarily due to the acquisition of the Acquired Companies, as well as increased activity in the single family residential housing market.

     Gross profit increased $46.3 million, or 262%, from $17.7 million for the year ended December 31, 1998, to $64.0 million for the year ended December 31, 1999. The increase in gross profit was primarily due to the acquisition of the Acquired Companies and the increased volume of work performed. The increase in gross profit was partially offset by increases in certain material costs. Gross margin decreased from 28% for the year ended December 31, 1998, to 19% for the year ended December 31, 1999. The decrease was attributable to the acquisition of the Acquired Companies, particularly those in the commercial market, which historically generated lower margins than Christianson.

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

     The noncash stock compensation expense represents the value of shares issued to management in connection with the formation of the business.

     Income from operations increased $22.5 million from $0.6 million for the year ended December 31, 1998, to $23.1 million for the year ended December 31, 1999. The increase in income from operations was primarily due to the acquisition of the Acquired Companies and the reduction in Christianson's officers' compensation offset by the noncash stock compensation charge. Increases in the volume of work performed also contributed to the increase in income from operations.

     Interest Expense increased by $12.0 million from $0.1 million for the year ended December 31, 1998 to $12.1 million for the year ended December 31, 1999. The increase was due to the interest on the indebtedness incurred to fund the cash portion of the acquisition consideration.

     The increase in income tax expense resulted from the Company recording federal income taxes for the period after April 1, 1999. Prior to this date, Christianson elected S Corp status.

     The extraordinary item that occurred in 1999 related to the write-off of loan costs and unamortized discount associated with the $30.0 million Subordinated Loan entered into on April 1, 1999. This note was repaid with the proceeds from the Senior Subordinated Note offering on May 19, 1999.

     Net income increased $2.3 million, or 383%, from $0.6 million for the year ended December 31, 1998, to $2.9 million for the year ended December 31, 1999. The increase was due to the acquisition of the Acquired Companies, offset by the one time charges resulting from the initial organization of the Company and the interest expense on the indebtedness incurred to fund the cash portion of the acquisition consideration.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 2000, AMPAM had $57.8 million in working capital and $165.9 million of outstanding indebtedness, including capital lease obligations totaling $2.6 million.

     For the year ended December 31, 2000, net cash provided by operating activities was $4.6 million resulting primarily from operations offset by changes in working capital. Cash used in investing activities was $22.2 million for the year ended December 31, 2000, resulting primarily from an acquisition completed in the first quarter of 2000, purchases of property and equipment, and payments of earnout clauses contained in the purchase agreements of the Founding Companies. At December 31, 2000 earnout payments due founders were approximately $3.9 million. Cash provided by financing activities for the year ended December 31, 2000 was $17.3 million. Net borrowings under the Bank Credit Facility of $58.0 million were used to repurchase of a portion of the Senior Subordinated Notes and to repurchase certain Class B shares. Additionally, the Company made payments to the former stockholders of Christianson, the accounting acquiror, under earnout agreements contained in the purchase agreement. These payments were treated as distributions.

     On April 1, 1999, AMPAM entered into a bank credit facility (the "Credit Facility"). As of December 31, 2000, the company had borrowings of $70.0 million and letters of credit outstanding in the amount of $3.8 million, leaving $21.2 million in availability under the Credit Facility (see Note 5 to the consolidated financial statements).

     As part of the acquisition of the Founding Companies, AMPAM issued 1,048,820 shares of its Series A Redeemable Preferred Stock. The preferred stock has a liquidation value of $13 per share. The holders of the preferred stock are entitled to receive dividends at an annual rate of 10% based upon the liquidation value, payable semi-annually. Each semi-annual dividend payment is approximately $0.7 million. This preferred stock may convert into common stock upon the occurrence of certain events.

     On May 19, 1999, AMPAM sold $125.0 million aggregate principal amount of the Senior Subordinated Notes due in October of 2008 to qualified institutional buyers in a private placement. On December 30, 1999, the private notes were exchanged for publicly traded notes with substantially identical terms. The Senior Subordinated Notes accrue interest at the annual rate of 11 5/8%. During 2000, the Company repurchased and cancelled $30.0 million of the Senior Subordinated Notes utilizing availability under the Credit Facility. This repurchase resulted in an extraordinary loss of $0.9 million net of tax. AMPAM will make interest payments of approximately $5.5 million semi-annually on the remaining notes.

     The Company's capital expenditure budget for 2001, is approximately $8.0 million. These expenditures primarily relate to the purchase of vehicles and equipment and are expected to be funded from cash flows from operations. Capital expenditures for the year ended December 31, 2000, were approximately $7.9 million.

     AMPAM anticipates that its cash flow from operations and borrowings under the credit facility will provide sufficient cash to enable the Company to meet its working capital needs, debt service requirements and planned capital expenditures for property and equipment through the foreseeable future.

     The Company has evaluated Statement of Financial Accounting Standard No. 133, "Accounting For Certain Derivative Instruments and Certain Hedging Activities," and does not believe the pronouncement will have a material impact on its consolidated financial statements when adopted on January 1, 2001.

ITEM 7-A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     AMPAM is exposed to various market risks primarily related to potential adverse changes in interest rates as discussed below. In the normal course of business, the Company employs established policies and procedures to manage this risk. AMPAM is not exposed to any other significant market risks including foreign currency exchange risk.

     The Company's exposure to changes in interest rates primarily results from its short-term and long-term debt with both fixed and floating interest rates. The Company's debt with fixed interest rates consists of Senior Subordinated Notes and capital leases. Debt with variable interest rates consists primarily of the Credit Facility. As of January 2, 2001, in order to mitigate the interest rate risk associated with its variable rate debt, the Company converted $30.0 million of variable rate debt borrowed under its Bank Credit Facility to fixed rate debt, as reflected in the table below. The one year swap fixed the rate on this portion of the debt at 8.84%. Under terms of the swap, AMPAM will be paid interest based on the 90 day LIBOR rate (See Note 5 to the consolidated financial statements). The following table presents principal amounts (in thousands) and related average interest rates by year of maturity for the Company's debt obligations and their fair market value at December 31, 2000 ($ in thousands).

                                   2001     2002     2003    2004    2005    THEREAFTER   FAIR VALUE
                                   -----   -------   -----   -----   -----   ----------   ----------
Liabilities -- Long-Term Debt:
  Variable Rate Debt.............  $  --   $40,000   $  --   $  --   $  --    $    --      $ 40,000
  Average Interest Rate..........     --%      8.2%     --%     --%     --%        --%          8.2%
  Fixed Rate Debt................  $ 700   $30,232   $ 180   $ 175   $ 135    $94,503      $126,422
  Average Interest Rate..........   10.5%      8.8%   10.5%   10.5%   10.5%      11.6%         10.8%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of American Plumbing & Mechanical,
Inc.:

     We have audited the accompanying consolidated balance sheet of American Plumbing & Mechanical, Inc., and subsidiaries (the "Company") as of December 31, 2000, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company for the years ended December 31, 1999 and 1998 were audited by other auditors whose report, dated February 11, 2000, expressed an unqualified opinion on those statements.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, such 2000 consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2000, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

                                            DELOITTE & TOUCHE LLP

Houston, Texas
February 16, 2001

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To American Plumbing & Mechanical, Inc., and Subsidiaries:

     We have audited the accompanying consolidated balance sheet of American Plumbing & Mechanical, Inc., and Subsidiaries (a Delaware corporation) as of December 31, 1999, and the related consolidated statements of income, cash flows and stockholders' equity for each of the two years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Plumbing & Mechanical, Inc., and Subsidiaries as of December 31, 1999, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                            ARTHUR ANDERSEN LLP

Austin, Texas
February 11, 2000

                      AMERICAN PLUMBING & MECHANICAL, INC.
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       2000
                                                              --------   --------
                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents.................................  $    393   $     87
  Accounts receivable, net..................................    73,726     96,616
  Inventories...............................................     8,356      8,678
  Costs and estimated earnings in excess of billings on
     uncompleted contracts..................................    13,919     23,888
  Prepaid expenses and other current assets.................     2,135      3,083
                                                              --------   --------
          Total current assets..............................    98,529    132,352
PROPERTY AND EQUIPMENT, net.................................    17,266     21,741
GOODWILL, net...............................................   146,050    160,387
OTHER NONCURRENT ASSETS.....................................     5,906      3,986
                                                              --------   --------
          Total assets......................................  $267,751   $318,466
                                                              ========   ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses.....................  $ 42,871   $ 56,417
  Accounts payable, related parties, including acquisition
     consideration payable..................................    12,160      3,920
  Billings in excess of costs and estimated earnings on
     uncompleted contracts..................................    16,721     13,544
  Current maturities of capital lease obligations...........     1,031        700
                                                              --------   --------
          Total current liabilities.........................    72,783     74,581
LONG-TERM LIABILITIES:
  Long-term debt............................................   136,623    165,225
  Deferred income taxes.....................................     1,319      1,717
                                                              --------   --------
          Total liabilities.................................   210,725    241,523
COMMITMENTS AND CONTINGENCIES (Note 12)
SERIES A REDEEMABLE PREFERRED STOCK, $.01 par value, $13
  liquidation value, 10,000,000 shares authorized, 1,048,820
  shares issued and outstanding.............................    13,635     13,635
STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value, 100,000,000 shares
     authorized, 11,265,229 and 13,271,383 shares issued and
     outstanding at December 31, 1999 and December 31, 2000,
     respectively...........................................       113        133
  Class B common stock, $.01 par value, 5,000,000 shares
     authorized, 2,423,517 and 331,116 shares issued and
     outstanding at December 31, 1999 and December 31, 2000,
     respectively...........................................        24          3
  Additional paid-in capital................................    35,143     41,952
  Retained earnings.........................................     8,111     21,220
                                                              --------   --------
          Total stockholders' equity........................    43,391     63,308
                                                              --------   --------
          Total liabilities and stockholders' equity........  $267,751   $318,466
                                                              ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                      AMERICAN PLUMBING & MECHANICAL, INC.
                                AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                               1998       1999       2000
                                                              -------   --------   --------
REVENUES....................................................  $63,374   $334,002   $557,887
COST OF REVENUES (including depreciation)...................   45,704    269,972    459,429
                                                              -------   --------   --------
          Gross profit......................................   17,670     64,030     98,458
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES................   17,078     29,590     46,442
NONCASH STOCK COMPENSATION EXPENSE..........................       --      7,992         --
GOODWILL AMORTIZATION.......................................       --      3,303      5,569
                                                              -------   --------   --------
          Income from operations............................      592     23,145     46,447
OTHER INCOME (EXPENSE):
  Interest and dividend income..............................      102        172        154
  Interest expense..........................................     (116)   (12,137)   (18,518)
  Other.....................................................       70         60        795
                                                              -------   --------   --------
          Other income (expense), net.......................       56    (11,905)   (17,569)
                                                              -------   --------   --------
INCOME BEFORE PROVISION FOR INCOME TAXES and EXTRAORDINARY
  LOSS......................................................      648     11,240     28,878
PROVISION FOR INCOME TAXES..................................       32      7,859     13,519
                                                              -------   --------   --------
INCOME BEFORE EXTRAORDINARY LOSS............................      616      3,381     15,359
EXTRAORDINARY LOSS ON DEBT EXTINGUISHMENT, net of tax
  benefit...................................................       --        455        887
                                                              -------   --------   --------
NET INCOME..................................................      616      2,926     14,472
PREFERRED DIVIDENDS.........................................       --      1,023      1,363
                                                              -------   --------   --------
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS.................  $   616   $  1,903   $ 13,109
                                                              =======   ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                      AMERICAN PLUMBING & MECHANICAL, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                               1998       1999       2000
                                                              -------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $   616   $  2,926   $ 14,472
  Adjustments to reconcile net income to net cash provided
    by (used in) operating activities:
    Depreciation and amortization...........................      673      6,535     10,715
    Noncash compensation expense............................       --      7,992         --
    Amortization of deferred compensation expense...........       --        343        307
    Extraordinary loss on early extinguishments of debt.....       --        769      1,365
    (Gain)/loss on disposal of property and equipment.......       --        183       (176)
    Deferred income taxes...................................      (35)     1,529      2,055
    Increase (decrease) in cash flows from:
      Accounts receivable, net..............................   (1,363)   (10,324)   (16,354)
      Inventories...........................................      (75)    (1,697)        (8)
      Costs and estimated earnings in excess of billings on
       uncompleted contracts................................       --     (2,775)    (6,567)
      Prepaid expenses and other current assets.............     (153)     1,546        707
      Accounts payable and accrued expenses.................    2,290     (1,683)     2,118
      Billings in excess of costs and estimated earnings on
       uncompleted contracts................................       --      6,230     (4,022)
      Other, net............................................      540     (1,883)       (55)
                                                              -------   --------   --------
         Net cash provided by operating activities..........    2,493      9,691      4,557
                                                              -------   --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions of property and equipment.......................     (167)    (5,077)    (7,881)
  Proceeds from sale of property and equipment..............       --        101        661
  Earnout payments to founding company stockholders.........       --         --     (3,605)
  Acquisition of companies, net of cash acquired............       --    (77,955)   (11,353)
                                                              -------   --------   --------
         Net cash used in investing activities..............     (167)   (82,931)   (22,178)
                                                              -------   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings on subordinated loan...........................       --     30,000         --
  Payments on subordinated loan.............................       --    (30,000)        --
  Net borrowings on bank Credit Facility....................       --     10,975     58,000
  Buyback of Class B common stock...........................       --         --     (6,966)
  Distributions to stockholders.............................       --    (46,409)    (2,634)
  Payments on long-term debt and capital lease
    obligations.............................................     (511)   (10,628)      (183)
  Issuance of senior subordinated notes.....................       --    118,668         --
  Principal payments on senior subordinated notes...........       --         --    (29,539)
  Preferred dividends.......................................       --     (1,023)    (1,363)
  Proceeds from sale of common stock........................       --         70         --
                                                              -------   --------   --------
         Net cash provided by (used in) financing
           activities.......................................     (511)    71,653     17,315
                                                              -------   --------   --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........    1,815     (1,587)      (306)
CASH AND CASH EQUIVALENTS, beginning of year................      165      1,980        393
                                                              -------   --------   --------
CASH AND CASH EQUIVALENTS, end of year......................  $ 1,980   $    393   $     87
                                                              =======   ========   ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for:
    Interest................................................  $   116   $ 11,174   $ 19,125
    Income taxes............................................       29      8,400     17,257
  Noncash Item:
    Capital lease additions.................................      615        534         --

  The accompanying notes are an integral part of these consolidated financial statements.

                      AMERICAN PLUMBING & MECHANICAL, INC.
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                 CLASS B
                                        COMMON STOCK          COMMON STOCK                  ADDITIONAL                  TOTAL
                                     -------------------   -------------------    STOCK      PAID-IN     RETAINED   STOCKHOLDERS'
                                       SHARES     AMOUNT     SHARES     AMOUNT   WARRANTS    CAPITAL     EARNINGS      EQUITY
                                     ----------   ------   ----------   ------   --------   ----------   --------   -------------
BALANCE, December 31, 1997.........      82,200    $ 82            --    $ --     $  --      $     11    $ 5,592      $  5,685
  Net income.......................          --      --            --      --        --            --        616           616
                                     ----------    ----    ----------    ----     -----      --------    -------      --------
BALANCE, December 31, 1998.........      82,200      82            --      --        --            11      6,208         6,301
  Exchange of accounting acquiror
    stock..........................     (82,200)    (82)           --      --        --            82         --            --
  Issuance of stock to accounting
    acquiror.......................     926,772       9            --      --        --            (9)        --            --
  Issuance of stock to stockholders
    of founding companies and
    promoter.......................   8,012,918      80     2,146,587      21        --        76,869         --        76,970
  Distribution to accounting
    acquiror.......................          --      --            --      --        --       (60,159)        --       (60,159)
  Issuance of shares to
    management.....................     844,000       9       276,930       3        --         7,980         --         7,992
  Stock issuance costs.............          --      --            --      --        --        (3,573)        --        (3,573)
  Amortization of deferred
    compensation expense...........          --      --            --      --        --           343         --           343
  Issuance of common stock
    warrants.......................          --      --            --      --       300            --         --           300
  Expiration of common stock
    warrants.......................          --      --            --      --      (300)          300         --            --
  Sale of common stock.............      10,000      --            --      --        --            70         --            70
  Issuance of stock to stockholders
    of subsequent acquisitions.....   1,471,539      15            --      --        --        13,229         --        13,244
  Preferred dividends..............          --      --            --      --        --            --     (1,023)       (1,023)
  Net income.......................          --      --            --      --        --            --      2,926         2,926
                                     ----------    ----    ----------    ----     -----      --------    -------      --------
BALANCE, December 31, 1999.........  11,265,229     113     2,423,517      24        --        35,143      8,111        43,391
  Amortization of deferred
    compensation expense...........          --      --            --      --        --           307         --           307
  Issuance of stock for
    acquisition....................   1,346,154      13            --      --        --        13,447         --        13,460
  Issuance of stock to stockholders
    of founding
    companies -- "Earnout
    Shares"........................     659,926       7            --      --        --            --         --             7
  Issuance of stock for options
    exercised......................          74      --            --      --        --            --         --            --
  Buyback of Class B common
    stock..........................          --      --                   (21)       --                       --        (6,966)
                                                           (2,092,401)                         (6,945)
  Preferred dividends..............          --      --            --      --        --            --     (1,363)       (1,363)
  Net income.......................          --      --            --      --        --            --     14,472        14,472
                                     ----------    ----    ----------    ----     -----      --------    -------      --------
BALANCE, December 31, 2000.........  13,271,383    $133       331,116    $  3     $  --      $ 41,952    $21,220      $ 63,308
                                     ==========    ====    ==========    ====     =====      ========    =======      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                      AMERICAN PLUMBING & MECHANICAL, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND ORGANIZATION:

     American Plumbing & Mechanical, Inc. (collectively with its subsidiaries "AMPAM" or the "Company"), is the largest company in the United States focused primarily on the plumbing contracting services industry. AMPAM also provides heating, ventilation and air conditioning ("HVAC") and mechanical contracting services. American Plumbing & Mechanical, Inc. (a Delaware corporation), was organized in June 1998, and acquired ten U.S. businesses (the "Founding Companies") on April 1, 1999. The acquisitions were accounted for using the purchase method of accounting with Christianson Enterprises, Inc. and affiliates ("Christianson") being reflected as the accounting acquiror. Subsequently, the Company acquired the outstanding stock of three additional companies and the assets of a fourth company. The "Subsequent Acquisitions," collectively with the Founding Companies are referred to as the "Acquired Companies." (See Note 11).

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  Principles of Consolidation

     The accompanying consolidated financial statements present Christianson as the accounting acquiror. These financial statements consolidate Christianson with the consolidated results of AMPAM since April 1, 1999. All significant intercompany transactions have been eliminated in consolidation.

  Fair Value of Financial Instruments

     The carrying amounts reflected in the accompanying balance sheet for cash, accounts receivable, costs and estimated earnings in excess of billings on uncompleted contracts, accounts payable and accrued expenses, accounts payable-related parties, and billings in excess of costs and estimated earnings on uncompleted contracts approximate fair value due to the short term nature of the instruments. The Company believes the carrying valued of the Senior Subordinated Notes approximates fair value based on quoted market prices. As the Credit Facility has a variable interest rate, the Company believes its carrying value approximates fair value.

  Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities, disclosures of contingent liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Cash and Cash Equivalents

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

  Inventories

     Inventories consist of parts and supplies held for use in the ordinary course of business and are stated at the lower of cost or market, which approximates the first in, first out method.

                      AMERICAN PLUMBING & MECHANICAL, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

  Long-Lived Assets

     In the event that facts and circumstances indicate that property and equipment or other long-lived assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset's carrying amount to determine if an impairment is necessary. The effect of any impairment would be to expense the difference between the estimated fair value of such asset and its carrying value.

  Goodwill

     The Company records as goodwill the excess of the purchase price paid for business acquisitions over the fair value of the net assets acquired. Goodwill is amortized to income on a straight-line basis over a 30 year period. AMPAM periodically evaluates the recoverability of the remaining balance of goodwill recorded from acquisitions using an estimate of future income from operations and cash flows, as well as other economic and business factors, as a measure of recoverability of these assets.

  Debt Issuance Costs

     Debt issuance costs of approximately $3.8 million related to AMPAM's Senior Subordinated Notes and the Bank Credit Facility are included in Other Noncurrent Assets. These capitalized costs are amortized to interest expense over the scheduled maturity of the debt. For the years ended December 31, 1999 and 2000, approximately $0.7 million and $0.9 million was amortized to interest expense, respectively. In conjunction with the $30.0 million repurchase of the Senior Subordinated Notes, $1.4 million was charged to expense as an extraordinary loss (See Note 5).

  Revenue Recognition

     The Company recognizes revenue from construction contracts on the percentage-of-completion method measured by the percentage of cost incurred to total estimated costs for each contract. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor and depreciation costs. Provisions for the total estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, estimated profitability, and final contract settlements may result in revisions to costs and income, the effects of which are recognized in the period the revisions are determined. Revenues from services are recognized when services are performed.

     The current asset, "Costs and estimated earnings in excess of billings on uncompleted contracts," represents revenues recognized in excess of amounts billed. The current liability, "Billings in excess of costs and estimated earnings on uncompleted contracts," represents billings in excess of revenues recognized.

                      AMERICAN PLUMBING & MECHANICAL, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

  Preacquisition Officers' Compensation of the Accounting Acquiror

     Total officers' compensation of the accounting acquiror for the year ended December 31, 1998, and for the three months ended March 31, 1999, was $10,701,000 and $400,000, respectively. Such amounts are included within selling, general, and administrative expenses in the accompanying statements of income.

  Income Taxes

     For 1998 and the three months ended March 31, 1999, Christianson elected S Corporation status. Under S Corporation status, as defined by the Internal Revenue Code, Christianson itself was not subject to taxation for federal purposes; rather, the stockholders reported their share of Christianson's taxable earnings or losses on their personal tax returns. Certain states do not recognize S Corporation status for purposes of state taxation. Consequently, the provision for current and deferred income taxes for the years ended December 31, 1998 and the three months ended March 31, 1999, consists of only state income taxes. Christianson terminated its S Corporation status concurrent with the effective date of the merger discussed in Notes 1 and 11.

     Deferred tax assets and liabilities are recorded for future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates.

  Recent Accounting Pronouncements

     Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," and No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," establish accounting and reporting standards for derivative instruments, including instruments embedded in other contracts, and for hedging activities. These standards were adopted as of January 1, 2001. The transition adjustment related to the adoption of these statements was not material.

  Reclassifications

     Certain reclassifications have been made to the prior-year financial statements to conform to the current-year presentation.

                      AMERICAN PLUMBING & MECHANICAL, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

3. DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS:

     Accounts receivable consist of the following (in thousands):

                                                                DECEMBER 31,
                                                              -----------------
                                                               1999      2000
                                                              -------   -------
Contract receivables........................................  $61,062   $76,756
Retainage...................................................   12,523    15,496
Other accounts receivable...................................    1,259     6,466
Allowance for uncollectible accounts........................   (1,118)   (2,102)
                                                              -------   -------
                                                              $73,726   $96,616
                                                              =======   =======

     Installation contracts in progress are as follows (in thousands):

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                1999        2000
                                                              ---------   ---------
Costs incurred on contracts in progress.....................  $ 239,991   $ 273,801
Estimated earnings on contracts in progress.................     63,197      75,421
                                                              ---------   ---------
                                                                303,188     349,222
Less -- Billings to date....................................   (305,990)   (338,878)
                                                              ---------   ---------
                                                              $  (2,802)  $  10,344
                                                              =========   =========
Costs and estimated earnings in excess of billings on
  uncompleted contracts.....................................  $  13,919   $  23,888
Billings in excess of costs and estimated earnings on
  uncompleted contracts.....................................    (16,721)    (13,544)
                                                              ---------   ---------
                                                              $  (2,802)  $  10,344
                                                              =========   =========

     Accounts payable and accrued expenses consist of the following (in thousands):

                                                                DECEMBER 31,
                                                              -----------------
                                                               1999      2000
                                                              -------   -------
Accounts payable, trade.....................................  $24,085   $28,113
Deferred income taxes.......................................    2,492     5,511
Accrued payroll and vacation................................    4,012     5,980
Accrued bonuses.............................................    1,636     3,785
Accrued interest............................................    3,242     2,725
Accrued insurance...........................................    1,670     5,012
Other accrued expenses......................................    5,734     5,291
                                                              -------   -------
                                                              $42,871   $56,417
                                                              =======   =======

                      AMERICAN PLUMBING & MECHANICAL, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

4. PROPERTY AND EQUIPMENT, NET:

     Property and equipment, net consists of the following (in thousands):

                                                       ESTIMATED        DECEMBER 31,
                                                      USEFUL LIVES   -------------------
                                                        IN YEARS       1999       2000
                                                      ------------   --------   --------
Land................................................                 $     --   $    602
Buildings and leasehold improvements................   15-30            1,902      7,012
Vehicles and machinery equipment....................     5             17,655     20,506
Computer and office equipment.......................    3-7             3,034      4,658
                                                                     --------   --------
                                                                       22,591     32,778
Less -- Accumulated depreciation and amortization...                   (5,325)   (11,037)
                                                                     --------   --------
                                                                     $ 17,266   $ 21,741
                                                                     ========   ========

     Capital leases of approximately $4,992,000 and $4,301,000 as of December 31, 1999, and 2000, are included in vehicles and machinery equipment and building and leasehold improvements as appropriate. The accompanying consolidated statements of income reflect depreciation expense of $673,000, $3,232,000 and $5,146,000 for the years ended December 31, 1998, 1999, and 2000, respectively.

5. LONG TERM DEBT:

     Long-term debt consists of the following (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       2000
                                                              --------   --------
Senior Subordinated Notes...................................  $122,643   $ 93,371
Bank Credit Facility........................................    12,000     70,000
Capital Lease Obligations...................................     3,011      2,554
                                                              --------   --------
                                                               137,654    165,925
Less: Current Maturities....................................    (1,031)      (700)
                                                              --------   --------
                                                              $136,623   $165,225
                                                              ========   ========

     At December 31, 2000, future principal payments of long-term debt are as follows (in thousands):

Year ending December 31 --
  2001......................................................   $    700
  2002......................................................     70,232
  2003......................................................        180
  2004......................................................        175
  2005......................................................        135
  Thereafter................................................     94,503
                                                               --------
                                                               $165,925
                                                               ========

  Senior Subordinated Notes

     On May 19, 1999, the Company completed an offering of $125.0 million of 11 5/8% senior subordinated notes due in 2008 (the "Senior Subordinated Notes"). The Senior Subordinated Notes are subordinated to all existing and future senior indebtedness of the Company and are guaranteed by each of the Company's current

                      AMERICAN PLUMBING & MECHANICAL, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

and future subsidiaries. The Company has the option to redeem the Senior Subordinated Notes at any time on or after 2004 at specified redemption prices. Before 2002, the Company also has the option, under certain circumstances, to redeem up to 35% of the aggregate principal amount of the Senior Subordinated Notes at specified redemption prices. Additionally, the Company is required under certain circumstances to offer to repurchase the Senior Subordinated Notes at specified redemption prices in the event of a change in control.

     The terms of the Senior Subordinated Notes limit the ability of the Company to, among other things, incur additional indebtedness, dispose of assets, make acquisitions, make other investments, pay dividends and to make various other payments.

     The Senior Subordinated Notes are reflected in the accompanying balance sheet net of an original issuance discount of approximately $2.4 million which is being amortized to interest expense over the term of the bonds. The net proceeds from the offering of approximately $117.7 million (net of offering expenses), were used to (1) repay the outstanding indebtedness incurred in connection with the company's consolidation on April 1, 1999 including (a) $70.3 million under the $95.0 million Bank Credit Facility; (b) a $30.0 million Subordinated Loan; (c) the Seller and Sponsor Notes ($8.9 million as of April 1,
1999); and (2) for general corporate purposes.

     During the third and fourth quarters of 2000, AMPAM repurchased approximately $30.0 million in face value of its outstanding 11 5/8% Senior Subordinate Notes at various prices ranging from 95.5 to 100.0 percent of par value. In conjunction with the repurchase, the Company recognized an extraordinary loss of $1.4 million ($0.9 million, net of taxes) related to capitalized issuance costs attributable to the notes repurchased and transaction costs associated with the repurchase. All notes repurchased were retired.

  The Bank Credit Facility

     The bank credit facility (the "Credit Facility") is a senior secured revolving commitment in an aggregate principal amount of $95.0 million. Amounts initially borrowed under the Credit Facility were used to fund a part of the cash portion of the consideration for the Founding Company acquisitions. The initial borrowings were repaid with the proceeds from the Senior Subordinated Notes. During fiscal year 2000, the Credit Facility was used to (a) fund an acquisition, (b) repurchase the Senior Subordinate Notes, (c) repurchase the Class B common stock, and (d) provide financing of general corporate activities. The Credit Facility bears interest, at the option of the Company, at the base rate of the arranging bank plus an applicable margin or at LIBOR, plus an applicable margin. The applicable margin fluctuates based on the Company's ratio of funded debt to EBITDA and is between 1.50% and 2.50% above LIBOR or 0.00% and 1.00% above the agent bank's base rate. Interest on base rate loans is payable quarterly in arrears and interest on LIBOR loans is payable at the end of each borrowing period. The term of the Credit Facility is three years from the date of closing of the Founding Company acquisitions, and all principal amounts borrowed will be payable in full at maturity. The Credit Facility is secured by
(1) the accounts receivable, inventory, equipment and other personal property of the Company, and (2) all of the capital stock owned by AMPAM of its existing or later-formed domestic subsidiaries. The Company is required to make prepayments or commitment reductions on the Credit Facility under certain circumstances.

     The Credit Facility requires the Company to maintain compliance with certain specified financial covenants including maximum ratios of funded debt to EBITDA, a minimum fixed charge coverage ratio, a minimum net worth and other restrictive covenants. Additionally, the terms of the Credit Facility limit the ability of the Company to incur additional indebtedness, dispose of assets, make acquisitions or other investments, and to make various other payments. The Company is in compliance with the covenants of the Credit Facility. As of December 31, 2000, the company had borrowings of $70.0 million and letters of credit outstanding in the amount of $3.8 million, leaving $21.2 million in availability under the Credit Facility.

                      AMERICAN PLUMBING & MECHANICAL, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

     Concurrent with entering into the Subordinated Loan, AMPAM deposited warrants to purchase common stock into escrow for the benefit of the lenders. The warrants terminated when the Subordinated Loan was repaid, upon closing of the Senior Subordinated Note offering discussed above. The Company recorded estimated fair value of the warrants (approximately $0.3 million) as an increase to stockholders' equity and a corresponding discount to the Subordinated Loan recorded value. The discount was amortized as additional interest expense.

     The Company repaid the $30.0 million outstanding under this loan with the proceeds from the Senior Subordinated Notes discussed above. Upon repayment, the Company wrote off deferred loan issuance costs of $0.5 million and the discount of approximately $0.3 million. The expense is reflected as an extraordinary item net of the tax benefit of $0.3 million.

  The Seller Notes

     On April 1, 1999, the Company issued $5.8 million principal amount of Seller Notes due on April 1, 2002. The Seller Notes bore interest at the rate of 10% per annum with interest payable quarterly, commencing 90 days from the date of issuance. The Seller Notes were unsecured obligations of the Company, subordinated in the right of payment to any and all existing and future senior indebtedness of the Company (including the Credit Facility and the Subordinated
Loan). The Seller Notes were repaid upon the issuance of the Senior Subordinated Notes discussed above.

  The Sponsor Note

     On April 1, 1999, the Company issued a subordinated note payable to Sterling City Capital, LLC in settlement of the amounts due to them of $3.1 million. The Sponsor Note was due on April 1, 2002 and bore interest payable quarterly at the annual rate of 10%. The Sponsor Note was repaid by the Company upon the issuance of the Senior Subordinated Note offering discussed above.

  Interest Rate Swap

     Effective January 2, 2001, in order to mitigate the interest rate risk associated with its variable rate debt, the Company entered into an interest rate swap with a notional amount of $30.0 million that expires on December 31, 2001. Under the terms of the swap, the Company will pay interest at a fixed rate of 8.84% and will be paid interest based on the 90 day LIBOR rate. The swap will be settled on a quarterly basis with the interest rate differential received or paid by AMPAM recognized as an adjustment to interest expense.

6. OPERATING LEASES:

     The Company leases various facilities under noncancelable operating leases from related parties and believes such leases to be commercially reasonable. The Company also leases certain facilities, vehicles and

                      AMERICAN PLUMBING & MECHANICAL, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

equipment under operating leases from third parties. Lease expiration dates vary, and future minimum lease payments are as follows (in thousands):

                                                              RELATED    THIRD
                                                              PARTIES   PARTIES
                                                              -------   -------
Year ending December 31 --
  2001......................................................  $1,721    $3,489
  2002......................................................   1,609     1,036
  2003......................................................   1,513       871
  2004......................................................     843        55
  2005......................................................     512        23
  Thereafter................................................     300        --
                                                              ------    ------
                                                              $6,498    $5,474
                                                              ======    ======

Rent payments to related parties were $0.5 million, $2.4 million, and $2.4 million for the years ended December 31, 1998, 1999 and 2000, respectively. Total rent expense was $0.5 million, $2.5 million, and $5.7 million for the year ended December 31, 1998, 1999 and 2000, respectively.

7. INCOME TAXES:

     Federal and state income taxes are as follows (in thousands):

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              1998    1999     2000
                                                              ----   ------   -------
Federal:
  Current...................................................  $ --   $4,986   $10,051
  Deferred..................................................    --    1,180     1,519
State:
  Current...................................................    67    1,344     1,413
  Deferred..................................................   (35)     349       536
                                                              ----   ------   -------
                                                              $ 32   $7,859   $13,519
                                                              ====   ======   =======

     Actual income tax expense differs from income tax expense computed by applying the U.S. federal statutory corporate rate of 35 percent to income before provision for income taxes as follows (in thousands):

                                                             YEAR ENDED DECEMBER 31,
                                                            -------------------------
                                                            1998     1999      2000
                                                            -----   -------   -------
Provision at the statutory rate...........................  $ 227   $ 3,934   $10,107
Increase (decrease) resulting from:
  Earnings of Christianson taxed as an S Corporation......   (227)   (1,247)       --
  Permanent differences, primarily goodwill amortization
     and stock compensation expense.......................     --     4,014     2,149
  State income tax, net of benefit for federal
     deduction............................................     32     1,158     1,267
  Other...................................................     --        --        (4)
                                                            -----   -------   -------
                                                            $  32   $ 7,859   $13,519
                                                            =====   =======   =======

                      AMERICAN PLUMBING & MECHANICAL, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Deferred income tax provisions result from temporary differences in the recognition of income and expenses for financial reporting purposes and for tax purposes. The tax effects of these temporary differences, representing deferred tax assets and liabilities, result principally from the following (in thousands):

                                                                DECEMBER 31,
                                                              -----------------
                                                               1999      2000
                                                              -------   -------
Deferred income tax assets:
  Reserves and accrued expenses.............................  $ 1,531   $ 2,467
Deferred income tax liabilities:
  Property and equipment....................................   (1,319)   (1,696)
  Revenue recognition.......................................   (2,492)   (5,511)
  Other.....................................................       --       (21)
                                                              -------   -------
          Total deferred income tax liabilities.............   (3,811)   (7,228)
                                                              -------   -------
          Net deferred income tax assets (liabilities)......  $(2,280)  $(4,761)
                                                              =======   =======

     The net deferred tax assets and liabilities are comprised of the following (in thousands):

                                                                DECEMBER 31,
                                                              -----------------
                                                               1999      2000
                                                              -------   -------
Deferred tax assets:
  Current...................................................  $ 1,531   $ 2,467
  Long-term.................................................       --        --
                                                              -------   -------
          Total deferred income tax assets..................    1,531     2,467
Deferred tax liabilities:
  Current...................................................   (2,492)   (5,511)
  Long-term.................................................   (1,319)   (1,717)
                                                              -------   -------
          Total deferred income tax liabilities.............   (3,811)   (7,228)
                                                              -------   -------
          Net deferred income tax assets (liabilities)......  $(2,280)  $(4,761)
                                                              =======   =======

8. STOCKHOLDERS' EQUITY:

  Common Stock

     On March 1, 2000, the Company issued 1,346,154 shares of common stock in connection with the LDI acquisition. The shares were valued at $10.00 per share for a total increase in additional paid in capital of $13.5 million.

     In April 2000, pursuant to the terms of "Earn-Out" provisions contained in the original acquisition agreements, the Company issued 659,926 shares of common stock to certain former stockholders of certain Founding Companies. No future share issuance is required under the terms of any of the acquisition agreements relating to any of the Acquired Companies.

     As of December 31, 2000, the Company had 13,271,383 shares of common stock outstanding. (See Note 11).

  Class B Common Stock

     In connection with the organization and initial capitalization of AMPAM, the Company issued 2,092,401 shares of Class B common stock at $.01 par value (Class B common stock). AMPAM subsequently issued 331,116 additional shares of Class B common stock and 844,000 common stock to certain management

                      AMERICAN PLUMBING & MECHANICAL, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

of AMPAM and other individuals. The shares of Class B common stock have rights similar to shares of common stock, except the Class B shares are entitled to elect one member of the board of directors, are entitled to one-fourth of one vote for each share held on all other matters, and are subordinate in liquidation to all other classes of stock.

     Each share of Class B common stock will automatically convert to common stock (as adjusted proportionately to give effect to any stock dividends, combinations, splits or other similar events with respect to the common stock) on a share-for-share basis in the event AMPAM consummates any of the following events: (i) an initial public offering of common stock; (ii) any sale of all or substantially all of the Company's assets in one transaction or a series of related transactions; (iii) any merger or consolidation that involves AMPAM in which AMPAM is not the surviving entity; or, (iv) any transaction after which the common stock and common stock equivalents held by persons other than the holders of common stock as of April 1, 1999 constitutes 50% or more of the common stock outstanding as of the date of the consummation of such transaction. Furthermore, if the Class B common stock has not previously been converted into common stock before April 1, 2002, AMPAM will have the option to redeem all outstanding shares of Class B common stock for $.01 a share.

     On April 1, 1999, the Company recorded a nonrecurring noncash compensation charge related to all shares issued to management of approximately $8.0 million which represented the difference between the estimated fair value ($7.50 a share for common stock and $6.00 a share for Class B common stock) of such shares and their recorded values. Compensation expense was recognized for shares issued to management of the Company: (1) who were formerly management of the accounting acquiror; and, (2) who did not participate in negotiating the acquisitions of the founding companies.

     On April 1, 1999, the Company reflected the shares previously issued to Sterling City Capital, LLC, certain consultants, and, certain non-Christianson members of management as acquisition costs (i.e. goodwill valued at $7.50 a share for common stock and $6.00 a share for Class B common stock) in connection with the acquisitions.

     In February 2000, the Company agreed to purchase approximately 1.5 million shares of Class B common stock from Sterling City Capital, LLC, the original sponsor of the Company, at a price of $3.25 per share. On April 7, 2000, the Company completed the transaction with funding from the Company's Credit Facility. A similar offer was made to the holders of the remaining 0.9 million shares of Class B common stock; however, the members of the Company's management that are holders of the Class B common stock did not tender their shares (331,116 shares). The purchase of the remaining shares (approximately 600,000 shares) closed in May 2000, and was also funded from the Company's Credit Facility.

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

     The holders of the preferred stock are entitled to receive dividends at an annual rate of 10% based on the liquidation value (as defined below). The dividends are payable in cash semiannually in arrears. The dividend payment dates are June 30 and December 31, beginning on June 30, 1999. The holders of the preferred stock are also entitled to receive additional dividends on an equal share-for-share basis with the common stock to the extent that the Company has paid cumulative dividends on a base amount of $13.00 per share of common stock, as proportionately adjusted for any stock dividends, combinations, splits or other similar events with respect to such shares. However, the right of the holders of the preferred stock to receive this preferential

                      AMERICAN PLUMBING & MECHANICAL, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

dividend will extinguish 40 days after the 25th day following the date of the final prospectus related to an initial public offering of the Company's common stock. After, such time, the holders will be entitled to share equally, on a per share basis, in any dividends of the Company with the holders of common stock.

     The preferred stock is senior to all other classes of the Company's capital stock (including the common stock) in right of liquidation, dividends and distributions.

     The liquidation value of the preferred stock is $13.00 per share, plus accrued and unpaid dividends, as adjusted proportionately for any stock dividends, combinations, splits, or other similar events with respect to such shares, at liquidation value. In addition, the preferred stock shares equally, on a per-share basis, with the common stock after each share is paid the common stock base amount, plus a cumulative amount of dividends equal to 10% from the later to occur on the date of issuance of the preferred stock or the date of the issuance of such share of common stock.

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

     The preferred stock is redeemable at the Company's option, in whole or in part, prior to an initial public offering ("IPO") of AMPAM common stock for the greater of (i) the fair market value of the preferred stock, or (ii) $13.00 per share of preferred stock, plus, in each case, accrued and unpaid dividends thereon. After an IPO, the Company has the right to redeem, in whole or in part, the preferred stock at any time and from time to time, at a price equal to the trading price of the common stock at the time of redemption but in no event for less than $13.00 per share of preferred stock, plus accrued and unpaid dividends. After April 1, 2002, the holders of the preferred stock may require the Company to redeem the preferred stock (in whole or in part). In each such case, the redemption price per share will be equal to the liquidation value plus accrued and unpaid dividends through the date of redemption.

     Prior to the filing of a registration statement by the Company with the Securities and Exchange Commission with respect to an IPO, the holders of preferred stock may convert the preferred stock into common stock on a share-for-share basis. Not later than the twenty-fifth day after the date of the final prospectus relating to such an IPO, the Company will give notice to each holder of preferred stock to the effect that the preferred stock will automatically convert into shares of common stock on the 40th day thereafter unless such holder gives the Company written notice on or before such date that such holder elects such conversion not occur with respect to such holder's shares of preferred stock. In the event the Company does not receive such notice on or before such date, the preferred stock shall be converted into common stock at a conversion ratio equal to the liquidation value (without inclusion of accrued but unpaid dividends) divided by the price per share to the public in the IPO, effective as of such date.

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

                      AMERICAN PLUMBING & MECHANICAL, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

9. STOCK-BASED COMPENSATION:

     In February 1999, the Company's board of directors and stockholders approved the Company's 1999 Stock Plan, or the "stock plan," which provides for the granting or awarding of incentive or nonqualified stock options, stock appreciation rights, restricted or phantom stock, and other incentive awards to directors, officers, key employees and consultants of the Company. The number of shares authorized and reserved for issuance under the stock plan is the greater of 3.7 million shares or 15% of the aggregate number of shares of common stock outstanding. The terms of the option awards will be established by the Compensation Committee of the Company's Board of Directors. The Company granted nonqualified stock options to purchase a total of approximately 2.0 million shares of common stock at a prices of $7.00, $9.00 and $10.00 per share to key employees of the Company at the consummation of the acquisitions. These options vest at the rate of 20 percent per year, commencing on the first anniversary of the grant date and will expire at the earliest of ten years from the date of grant, three months following termination of employment other than due to death or disability, or one year following termination of employment due to death or disability.

     For the options granted at $7.00 per share, compensation expense is being recognized for the excess of the fair market value of the stock over the grant price (compensation expense of $0.50 per share). Approximately $0.3 million for the nine months ended December 31, 1999, and $0.3 million for the year ended December 31, 2000 was recognized as compensation expense in the financial statements. Approximately $0.7 million and $0.4 million of unamortized deferred compensation expense existed at December 31, 1999 and December 31, 2000, respectively.

     Pursuant to Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," the Company uses the Black-Scholes pricing model to measure the pro-forma compensation expense attributable to stock options granted to employees, based on the following assumptions:

                                                                 1999        2000
                                                              -----------   -------
Risk-free interest rate.....................................    5.3%-6.6%     5.03%
Expected dividend yield.....................................          --%       --%
Expected lives..............................................      5 Years   5 Years
Volatility..................................................          --%       --%

     The weighted average fair value of the options granted in 1999 and 2000 was $2.21 and $2.20, respectively. Had compensation cost for all option issuances been determined consistent with Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," it would not have had a material impact on the Company's net income for 1999 and 2000.

     The following table summarizes activity under the Company's stock option plan:

                                                                        WEIGHTED AVERAGE
                                                             SHARES      EXERCISE PRICE
                                                            ---------   ----------------
Balance, December 31, 1998................................         --            --
  Granted (range of exercise prices, $7.00 to $9.00)......  2,012,402        $ 7.16
  Forfeited (range of exercise prices, $7.00 to $9.00)....    (98,643)         7.25
                                                            ---------
Balance, December 31, 1999................................  1,913,759          7.16
  Granted (exercise price of $10.00)......................    294,690         10.00
  Forfeited (exercise price of $7.00).....................    (69,426)        10.00
  Exercised (exercise price of $7.00).....................        (74)         7.00
                                                            ---------
Balance, December 31, 2000................................  2,138,949          7.20
                                                            =========
Exercisable, December 31, 2000............................    382,752        $ 7.16

                      AMERICAN PLUMBING & MECHANICAL, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     As of December 31, 2000, approximately 1.6 million options for common stock are available for grant under the Company's stock option plan.

10. EMPLOYEE BENEFIT PLANS:

     The Acquired Companies in some cases had 401(k) and defined contribution profit-sharing plans in place. These plans had varied contribution rates and vesting schedules. During 2000, AMPAM combined the assets of the various plans into a unified AMPAM 401(k) plan. The Company matches employee contributions to the 401(k) plan at varying rates. Company contributions to the various defined contribution plans for 1999 and 2000 were $0.8 million and $2.1 million, respectively.

11. ACQUISITIONS:

     The Company has accounted for all of its acquisitions using the purchase method of accounting. The assets acquired and liabilities assumed are recorded at fair value. The excess of the purchase price over the fair value of the net assets acquired is recorded as goodwill. The results of operations of the Acquired Companies are included in the accompanying financial statements from the date of acquisition forward.

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

     The stockholders of each Founding Company were also entitled to distributions of certain non-operating assets of such Founding Company (subject to assumption of related liabilities), retained earnings of such Founding Company (if a C corporation), or the positive amount of the accumulated adjustment account (if an S corporation). In addition to the acquisition consideration and other payments and distributions described above, the stockholders of certain Founding Companies (including certain former stockholders of Christianson) received additional consideration because their Founding Company generated actual adjusted net income for the year ended December 31, 1999, in excess of a designated target level of net income for that period. Additional consideration of $9.8 million was issued to the former stockholders of four of the non-Christianson entities and is reflected as goodwill in the financial statements of the Company. The cash portion of the consideration ($5.8 million) was included in Accounts Payable -- Related Parties in the accompanying financial statements as of December 31, 1999, while the stock portion of the additional consideration ($4.0 million; 443,759 shares valued at $9 per share -- excluding 216,167 shares issued to Christianson) resulted in an increase in Additional Paid In Capital in 1999. Additionally, the cash portion of the Christianson consideration ($4.3 million) was included in Accounts Payable -- Related Parties and was

                      AMERICAN PLUMBING & MECHANICAL, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

charged to Additional Paid In Capital. The stockholders entitled to additional consideration received their stock in April 2000, and the cash is being paid out as allowed by the terms of the Senior Subordinated Notes. No other earn-outs are owed. As of December 31, 2000, approximately $3.9 million of the cash payment was included in the current liabilities section of the balance sheet (under the heading "Accounts payable, related parties, including acquisition consideration payable").

  Subsequent Acquisitions

     On September 30, 1999 AMPAM acquired all of the outstanding stock of two entities and the assets of a third entity. The acquisition consideration delivered upon closing of the acquisitions consisted of:

          (i) $16.4 million in cash; and

          (ii) 1,471,539 shares of common stock ($9.00 per share or $13.2 million).

     The accompanying balance sheet as of December 31, 1999, include allocations of the respective purchase prices to the assets acquired and liabilities assumed, as well as an estimate of the amount of goodwill generated by the transactions. The purchase accounting as of December 31, 1999 was based on the preliminary estimates of fair value.

     On March 1, 2000, the Company acquired the stock of Lindy Dennis Industries and related affiliates (collectively "LDI"), headquartered in Corona, California. LDI operates primarily as a heating, ventilation and air conditioning contractor specializing in the multifamily residential market. LDI had revenues of approximately $37.0 million in 1999. The consideration paid by the Company for LDI consisted of 1,346,154 shares of the Company's common stock and approximately $12.0 million in cash. The cash portion of the consideration was funded through borrowings under the Company's existing $95.0 million Credit Facility.

     The pro forma data presented below consists of the income statement data presented in the accompanying consolidated financial statements plus pro forma income statement data for all companies as if the acquisitions and related financing were effective on January 1, 1999 (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       2000
                                                              --------   --------
                                                                  (UNAUDITED)
Revenues....................................................  $488,061   $566,717
Net income available to common shareholders.................     8,295     13,859

12. COMMITMENTS AND CONTINGENCIES:

  Litigation

     The Company is involved in disputes or legal actions arising in the ordinary course of business. Management does not believe the outcome of such legal actions will have a material adverse effect on the Company's financial position or results of operations.

  Insurance

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

                      AMERICAN PLUMBING & MECHANICAL, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

13. MAJOR CUSTOMERS AND RISK CONCENTRATION:

     Christianson had sales of approximately 23 percent of total revenues to one major customer during the years ended December 31, 1998. For the years ended December 31, 1999 and 2000, no customer exceeded 10 percent of total revenues for AMPAM.

     In general, the Company performs its services under contract terms that entitle it to progress payments and is typically, by law, granted a lien interest on the work until paid. The Company is exposed to potential credit risk related to changes in business and economic factors. However, management believes that its contract acceptance, and billing and collection policies are adequate to minimize the potential credit risk.

     The Company's customers are primarily in the construction industry. Accordingly, the Company is exposed to risks of fluctuations in construction in the areas in which it operates.

14. QUARTERLY INFORMATION: (UNAUDITED)

     Quarterly financial information for the years ended December 31, 2000 and 1999 is summarized as follows (in thousands):

                                                      FOR THE QUARTER ENDED,
                                         ------------------------------------------------
                                         MARCH 31   JUNE 30    SEPTEMBER 30   DECEMBER 31
                                         --------   --------   ------------   -----------
2000
Revenues...............................  $125,137   $141,679     $145,460      $145,611
Gross profit...........................    22,147     26,516       26,516        23,279
Income before extraordinary item.......     2,447      5,014        4,986         3,253
Net income.............................     2,447      5,014        4,642         2,710

                                                      FOR THE QUARTER ENDED,
                                         ------------------------------------------------
                                         MARCH 31   JUNE 30    SEPTEMBER 30   DECEMBER 31
                                         --------   --------   ------------   -----------
1999
Revenues...............................  $ 16,824   $ 94,315     $102,071      $120,792
Gross profit...........................     5,434     16,820       19,961        21,815
Income (loss) before extraordinary
  item.................................     3,402     (5,422)       3,406         1,995
Net income (loss)......................     3,402     (5,878)       3,406         1,996

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     In September of 2000, American Plumbing & Mechanical, Inc. dismissed Arthur Andersen LLP ("Arthur Andersen") as the Company's independent accountants. In November of 2000, the Company engaged Deloitte & Touche LLP ("Deloitte & Touche") as its new independent accountants. The decision to change the Company's independent accountants was approved by the Company's Audit Committee.

     Arthur Andersen's reports on the Company's consolidated financial statements for the years ended December 31, 1999 and 1998, respectively, did not contain an adverse opinion or disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope, or accounting principles.

     During the two years ended December 31, 1999, and the subsequent interim period preceding the decision to change independent accountants, there were no disagreements with Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of Arthur Andersen, would have caused it to make a reference to the subject matter of the disagreement(s) in connection with its reports covering such periods.

     During the two years ended December 31, 1999, and the subsequent interim period preceding the decision to change independent accountants, there were no "reportable events" (hereinafter defined) requiring disclosure pursuant to Item 304(a)(1)(v) of Regulation S-K promulgated under the Securities Act of 1933. As used herein, the term "reportable event" means any of the items listed in paragraphs (a)(1)(v)(A)-(D) of Item 304 of Regulation S-K.

     In an amendment to the Company's Form 8-K (Form 8-K/A filed October 12,
2000), Arthur Andersen furnished a letter addressed to the Securities and Exchange Commission stating that it agrees with the above statements.

     During the two years ended December 31, 1999, and the subsequent interim period preceding the decision to change independent accountants, neither the Company nor anyone on its behalf consulted Deloitte & Touche regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's consolidated financial statements, nor has Deloitte & Touche provided to the Company a written report or oral advice regarding such principles or audit opinion.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS OF MANAGEMENT

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by these items is hereby incorporated by reference to the Company's definitive proxy statement which will be filed with the Commission within 120 days of December 31, 2000.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) Financial Statements and Supplementary Data, Financial Statement Schedules and Exhibits.

     (b) Reports on Form 8-K.

October 6, 2000   Change in Registrant's Certifying Accountant
                  Change in Registrant's Certifying Accountant Exhibit:
October 12, 2000  Letter of Former Accountant, Arthur Andersen LLP

     (c) Exhibits.

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
          3.1            -- Amended and Restated Certificate of Incorporation.
                            (Incorporated by reference to Exhibit 3.1 to the
                            Registration Statement on Form S-4 (File No. 333-81139)
                            of the Company)
          3.2            -- Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-4
                            (File No. 333-81139) of the Company)
          3.3            -- Certificate of Designations of 10% Cumulative Redeemable
                            Convertible Preferred Stock, Series A. (Incorporated by
                            reference to Exhibit 3.3 to the Registration Statement on
                            Form S-4 (File No. 333-81139) of the Company)
          4.1            -- Indenture, dated May 19, 1999, by and among American
                            Plumbing & Mechanical, Inc. and the subsidiaries named
                            therein and State Street Bank and Trust Company covering
                            to $125,000,000 11 5/8% Senior Subordinated Notes due
                            2008. (Incorporated by reference to Exhibit 4.1 to the
                            Registration Statement on Form S-4 (File No. 333-81139)
                            of the Company)
          4.2            -- Form of American Plumbing & Mechanical, Inc. 11 5/8%
                            Senior Subordinated Note due 2008. (Incorporated by
                            reference to Exhibit 4.3 to the Registration Statement on
                            Form S-4 (File No. 333-81139) of the Company)
         10.1            -- Form of Officer and Director Indemnification Agreement.
                            (Incorporated by reference to Exhibit 10.1 to the
                            Registration Statement on Form S-4 (File No. 333-81139)
                            of the Company)
         10.2            -- American Plumbing & Mechanical, Inc. 1999 Stock Plan.
                            (Incorporated by reference to Exhibit 10.2 to the
                            Registration Statement on Form S-4 (File No. 333-81139)
                            of the Company)
         10.3            -- $95.0 million Senior Secured Credit Agreement dated March
                            31, 1999 among American Plumbing & Mechanical, Inc.,
                            First National Bank of Chicago and the other lenders
                            party thereto. (Incorporated by reference to Exhibit 10.3
                            to the Registration Statement on Form S-4 (File No.
                            333-81139) of the Company)
         10.4            -- Transfer Restriction and Expense Reimbursement Agreement.
                            (Incorporated by reference to Exhibit 10.4 to the
                            Registration Statement on Form S-4 (File No. 333-81139)
                            of the Company)
         10.5            -- Acquisition Agreement dated February 11, 1999 by and
                            between American Plumbing & Mechanical, Inc.,
                            Christianson Enterprises, Inc., Christianson Service
                            Company, G.G.R. Leasing Corporation and their
                            stockholders. (Incorporated by reference to Exhibit 10.5
                            to the Registration Statement on Form S-4 (File No.
                            333-81139) of the Company)
         10.6            -- Acquisition Agreement dated February 11, 1999 by and
                            between American Plumbing & Mechanical, Inc., J.A. Croson
                            Company and Franklin Fire Sprinkler Company and their
                            stockholders. (Incorporated by reference to Exhibit 10.6
                            to the Registration Statement on Form S-4 (File
                            No.333-81139) of the Company)
         10.7            -- Acquisition Agreement dated February 11, 1999 by and
                            between American Plumbing & Mechanical, Inc., J.A. Croson
                            Company Florida and its stockholders. (Incorporated by
                            reference to Exhibit 10.7 to the Registration Statement
                            on Form S-4 (File No. 333-81139) of the Company)
         10.8            -- Acquisition Agreement dated February 11, 1999 by and
                            between American Plumbing & Mechanical, Inc., Nelson
                            Mechanical Contractors, Inc. and its stockholders.
                            (Incorporated by reference to Exhibit 10.8 to the
                            Registration Statement on Form S-4 (File No. 333-81139)
                            of the Company)

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
         10.9            -- Acquisition Agreement dated February 11, 1999 by and
                            between American Plumbing & Mechanical, Inc., Miller
                            Mechanical Contractors, Inc. and its stockholders.
                            (Incorporated by reference to Exhibit 10.9 to the
                            Registration Statement on Form S-4 (File No. 333-81139)
                            of the Company)
         10.10           -- Acquisition Agreement dated February 11, 1999 by and
                            between American Plumbing & Mechanical, Inc., R.C.R.
                            Plumbing, Inc. and its stockholders. (Incorporated by
                            reference to Exhibit 10.10 to the Registration Statement
                            on Form S-4 (File No. 333-81139) of the Company)
         10.11           -- Acquisition Agreement dated February 11, 1999 by and
                            between American Plumbing & Mechanical, Inc., Teepe's
                            River City Mechanical, Inc. and its stockholders.
                            (Incorporated by reference to Exhibit 10.11 to the
                            Registration Statement on Form S-4 (File No. 333-81139)
                            of the Company)
         10.12           -- Acquisition Agreement dated February 11, 1999 by and
                            between American Plumbing & Mechanical, Inc., Keith Riggs
                            Plumbing, Inc. and its stockholders. (Incorporated by
                            reference to Exhibit 10.12 to the Registration Statement
                            on Form S-4 (File No. 333-81139) of the Company)
         10.13           -- Acquisition Agreement dated February 11, 1999 by and
                            between American Plumbing & Mechanical, Inc., Power
                            Plumbing, Inc. and its stockholders. (Incorporated by
                            reference to Exhibit 10.13 to the Registration Statement
                            on Form S-4 (File No. 333-81139) of the Company)
         10.14           -- Acquisition Agreement dated February 11, 1999 by and
                            between American Plumbing & Mechanical, Inc., Sherwood
                            Mechanical, Inc. and its stockholders. (Incorporated by
                            reference to Exhibit 10.14 to the Registration Statement
                            on Form S-4 (File No. 333-81139) of the Company)
         10.15           -- Employment Agreement between the Company and Robert
                            Christianson. (Incorporated by reference to Exhibit 10.15
                            to the Registration Statement on Form S-4 (File No.
                            333-81139) of the Company)
         10.16           -- Employment Agreement between the Company and Robert
                            Richey. (Incorporated by reference to Exhibit 10.16 to
                            the Registration Statement on Form S-4 (File No.
                            333-81139) of the Company)
         10.17           -- Employment Agreement between the Company and David
                            Baggett. (Incorporated by reference to Exhibit 10.17 to
                            the Registration Statement on Form S-4 (File No.
                            333-81139) of the Company)
         10.18           -- Employment Agreement between the Company, Croson Florida and James Croson. (Incorporated by reference to Exhibit
                            10.19 to the Registration Statement on Form S-4 (File No.
                            333-81139) of the Company)
         10.19           -- Employment Agreement between the Company, Sherwood and
                            Robert Sherwood. (Incorporated by reference to Exhibit
                            10.21 to the Registration Statement on Form S-4 (File No.
                            333-81139) of the Company)
         10.20           -- Employment Agreement between the Company, Teepe's and
                            Scott Teepe. (Incorporated by reference to Exhibit 10.23
                            to the Registration Statement on Form S-4 (File No.
                            333-81139) of the Company)

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
         10.21           -- First Supplemental Indenture between the Company, Parks
                            Mechanical Construction Corporation, a Delaware
                            corporation, Atlas Plumbing & Mechanical, LLC, a Delaware
                            limited liability company and State Street Bank and Trust
                            Company, as Trustee, dated October 14, 1999.
                            (Incorporated by reference to Exhibit 10.24 to the
                            Registration Statement on Form S-4 (File No. 333-81139)
                            of the Company)
         16.0            -- Changes and Disagreements with Accountants on Accounting and Financial Disclosure. (Incorporated by reference to
                            Exhibit 16 to the Registration Statement on Form 8-K/A
                            filed on October 12, 2000 (File No. 333-81139) of the
                            Company)
        *21.1            -- List of Subsidiaries.
        *24.1            -- Power of Attorney.

---------------

       * Filed herewith.

                                   SIGNATURES

              PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d)
  OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THE REGISTRANT HAS DULY
                            CAUSED THIS REPORT TO BE
      SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                            AMERICAN PLUMBING & MECHANICAL, INC.

                                            By: /s/ ROBERT C. CHRISTIANSON*
                                              ----------------------------------
                                                    Robert C. Christianson
                                                   Chairman of the Board of
                                                           Directors,
                                                President and Chief Executive
                                                            Officer

Date: March 28, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities indicated on March 26, 2001.

                  SIGNATURE                                         TITLE
                  ---------                                         -----

         /s/ ROBERT A. CHRISTIANSON*            Chairman of the Board of Directors,
---------------------------------------------     President and Chief Executive Officer
           Robert A. Christianson

            /s/ ROBERT C. RICHEY*               Senior Vice President, Chief Operating
---------------------------------------------     Officer
              Robert C. Richey                    and Director

            /s/ DAVID C. BAGGETT                Senior Vice President, and Director
---------------------------------------------     (Principal Financial and Accounting
              David C. Baggett                    Officer)

          /s/ ALBERT W. NIEMI, JR.*             Director
---------------------------------------------
            Albert W. Niemi, Jr.

           /s/ RICHARD M. POLLARD*              Director
---------------------------------------------
             Richard M. Pollard

            /s/ SUSAN O. RHENEY*                Director
---------------------------------------------
               Susan O. Rheney

           /s/ ROBERT W. SHERWOOD*              Director
---------------------------------------------
             Robert W. Sherwood

             /s/ LLOYD C. SMITH*                Director
---------------------------------------------
               Lloyd C. Smith

          /s/ SCOTT W. TEEPE, SR.*              Director
---------------------------------------------
             Scott W. Teepe, Sr.

            /s/ JAMES A. CROSON*                Director
---------------------------------------------
               James A. Croson

                  SIGNATURE                                         TITLE
                  ---------                                         -----


           /s/ STEPHEN F. TURNER*               Director
---------------------------------------------
              Stephen F. Turner

           /s/ MICHAEL E. WORKMAN*              Director
---------------------------------------------
             Michael E. Workman

          *By: /s/ DAVID C. BAGGETT
---------------------------------------------
              David C. Baggett
       Pursuant to a Power-of-Attorney
          Filed with this Form 10-K
              On March 28, 2001

                               INDEX TO EXHIBITS

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
          3.1            -- Amended and Restated Certificate of Incorporation.
                            (Incorporated by reference to Exhibit 3.1 to the
                            Registration Statement on Form S-4 (File No. 333-81139)
                            of the Company)
          3.2            -- Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-4
                            (File No. 333-81139) of the Company)
          3.3            -- Certificate of Designations of 10% Cumulative Redeemable
                            Convertible Preferred Stock, Series A. (Incorporated by
                            reference to Exhibit 3.3 to the Registration Statement on
                            Form S-4 (File No. 333-81139) of the Company)
          4.1            -- Indenture, dated May 19, 1999, by and among American
                            Plumbing & Mechanical, Inc. and the subsidiaries named
                            therein and State Street Bank and Trust Company covering
                            to $125,000,000 11 5/8% Senior Subordinated Notes due
                            2008. (Incorporated by reference to Exhibit 4.1 to the
                            Registration Statement on Form S-4 (File No. 333-81139)
                            of the Company)
          4.2            -- Form of American Plumbing & Mechanical, Inc. 11 5/8%
                            Senior Subordinated Note due 2008. (Incorporated by
                            reference to Exhibit 4.3 to the Registration Statement on
                            Form S-4 (File No. 333-81139) of the Company)
         10.1            -- Form of Officer and Director Indemnification Agreement.
                            (Incorporated by reference to Exhibit 10.1 to the
                            Registration Statement on Form S-4 (File No. 333-81139)
                            of the Company)
         10.2            -- American Plumbing & Mechanical, Inc. 1999 Stock Plan.
                            (Incorporated by reference to Exhibit 10.2 to the
                            Registration Statement on Form S-4 (File No. 333-81139)
                            of the Company)
         10.3            -- $95.0 million Senior Secured Credit Agreement dated March
                            31, 1999 among American Plumbing & Mechanical, Inc.,
                            First National Bank of Chicago and the other lenders
                            party thereto. (Incorporated by reference to Exhibit 10.3
                            to the Registration Statement on Form S-4 (File No.
                            333-81139) of the Company)
         10.4            -- Transfer Restriction and Expense Reimbursement Agreement.
                            (Incorporated by reference to Exhibit 10.4 to the
                            Registration Statement on Form S-4 (File No. 333-81139)
                            of the Company)
         10.5            -- Acquisition Agreement dated February 11, 1999 by and
                            between American Plumbing & Mechanical, Inc.,
                            Christianson Enterprises, Inc., Christianson Service
                            Company, G.G.R. Leasing Corporation and their
                            stockholders. (Incorporated by reference to Exhibit 10.5
                            to the Registration Statement on Form S-4 (File No.
                            333-81139) of the Company)
         10.6            -- Acquisition Agreement dated February 11, 1999 by and
                            between American Plumbing & Mechanical, Inc., J.A. Croson
                            Company and Franklin Fire Sprinkler Company and their
                            stockholders. (Incorporated by reference to Exhibit 10.6
                            to the Registration Statement on Form S-4 (File
                            No.333-81139) of the Company)
         10.7            -- Acquisition Agreement dated February 11, 1999 by and
                            between American Plumbing & Mechanical, Inc., J.A. Croson
                            Company Florida and its stockholders. (Incorporated by
                            reference to Exhibit 10.7 to the Registration Statement
                            on Form S-4 (File No. 333-81139) of the Company)
         10.8            -- Acquisition Agreement dated February 11, 1999 by and
                            between American Plumbing & Mechanical, Inc., Nelson
                            Mechanical Contractors, Inc. and its stockholders.
                            (Incorporated by reference to Exhibit 10.8 to the
                            Registration Statement on Form S-4 (File No. 333-81139)
                            of the Company)

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
         10.9            -- Acquisition Agreement dated February 11, 1999 by and
                            between American Plumbing & Mechanical, Inc., Miller
                            Mechanical Contractors, Inc. and its stockholders.
                            (Incorporated by reference to Exhibit 10.9 to the
                            Registration Statement on Form S-4 (File No. 333-81139)
                            of the Company)
         10.10           -- Acquisition Agreement dated February 11, 1999 by and
                            between American Plumbing & Mechanical, Inc., R.C.R.
                            Plumbing, Inc. and its stockholders. (Incorporated by
                            reference to Exhibit 10.10 to the Registration Statement
                            on Form S-4 (File No. 333-81139) of the Company)
         10.11           -- Acquisition Agreement dated February 11, 1999 by and
                            between American Plumbing & Mechanical, Inc., Teepe's
                            River City Mechanical, Inc. and its stockholders.
                            (Incorporated by reference to Exhibit 10.11 to the
                            Registration Statement on Form S-4 (File No. 333-81139)
                            of the Company)
         10.12           -- Acquisition Agreement dated February 11, 1999 by and
                            between American Plumbing & Mechanical, Inc., Keith Riggs
                            Plumbing, Inc. and its stockholders. (Incorporated by
                            reference to Exhibit 10.12 to the Registration Statement
                            on Form S-4 (File No. 333-81139) of the Company)
         10.13           -- Acquisition Agreement dated February 11, 1999 by and
                            between American Plumbing & Mechanical, Inc., Power
                            Plumbing, Inc. and its stockholders. (Incorporated by
                            reference to Exhibit 10.13 to the Registration Statement
                            on Form S-4 (File No. 333-81139) of the Company)
         10.14           -- Acquisition Agreement dated February 11, 1999 by and
                            between American Plumbing & Mechanical, Inc., Sherwood
                            Mechanical, Inc. and its stockholders. (Incorporated by
                            reference to Exhibit 10.14 to the Registration Statement
                            on Form S-4 (File No. 333-81139) of the Company)
         10.15           -- Employment Agreement between the Company and Robert
                            Christianson. (Incorporated by reference to Exhibit 10.15
                            to the Registration Statement on Form S-4 (File No.
                            333-81139) of the Company)
         10.16           -- Employment Agreement between the Company and Robert
                            Richey. (Incorporated by reference to Exhibit 10.16 to
                            the Registration Statement on Form S-4 (File No.
                            333-81139) of the Company)
         10.17           -- Employment Agreement between the Company and David
                            Baggett. (Incorporated by reference to Exhibit 10.17 to
                            the Registration Statement on Form S-4 (File No.
                            333-81139) of the Company)
         10.18           -- Employment Agreement between the Company, Croson Florida and James Croson. (Incorporated by reference to Exhibit
                            10.19 to the Registration Statement on Form S-4 (File No.
                            333-81139) of the Company)
         10.19           -- Employment Agreement between the Company, Sherwood and
                            Robert Sherwood. (Incorporated by reference to Exhibit
                            10.21 to the Registration Statement on Form S-4 (File No.
                            333-81139) of the Company)
         10.20           -- Employment Agreement between the Company, Teepe's and
                            Scott Teepe. (Incorporated by reference to Exhibit 10.23
                            to the Registration Statement on Form S-4 (File No.
                            333-81139) of the Company)

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
         10.21           -- First Supplemental Indenture between the Company, Parks
                            Mechanical Construction Corporation, a Delaware
                            corporation, Atlas Plumbing & Mechanical, LLC, a Delaware
                            limited liability company and State Street Bank and Trust
                            Company, as Trustee, dated October 14, 1999.
                            (Incorporated by reference to Exhibit 10.24 to the
                            Registration Statement on Form S-4 (File No. 333-81139)
                            of the Company)
         16.0            -- Changes and Disagreements with Accountants on Accounting and Financial Disclosure. (Incorporated by reference to
                            Exhibit 16 to the Registration Statement on Form 8-K/A
                            filed on October 12, 2000 (File No. 333-81139) of the
                            Company)
         21.1            -- List of Subsidiaries.
         24.1            -- Power of Attorney.