Form 10-Q
period 2001-03-31
AMERICAN PLUMBING & MECHANICAL INC
filed 2001-05-15
CIK 1072258

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2001

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




         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 of 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]

         As of March 31, 2001, there were outstanding 13,271,383 shares of common stock and 331,116 shares of Class B common stock of the Registrant.



================================================================================

              AMERICAN PLUMBING & MECHANICAL, INC. AND SUBSIDIARIES

                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2001

                                TABLE OF CONTENTS



Part I - Financial Information........................................................................................2
   ITEM 1.  Financial Statements......................................................................................2
   ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.....................7
   ITEM 3.  Quantitative and Qualitative Disclosures About Market Risks...............................................9


Part II - Other Information..........................................................................................11
   ITEM 1. - Legal Proceedings.......................................................................................11
   ITEM 2. - Changes in Securities and Use of Proceeds...............................................................11
   ITEM 3. - Defaults Upon Senior Securities.........................................................................11
   ITEM 4. - Submission of Matters to a Vote of Security Holders.....................................................11
   ITEM 5. - Other Information.......................................................................................11
   ITEM 6. - Exhibits and Reports on Form 8-K........................................................................11


SIGNATURES...........................................................................................................12

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

              AMERICAN PLUMBING & MECHANICAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                        (In Thousands, Except Share Data)

                                                                                             December 31,       March 31,
                                                                                                 2000             2001
                                                                                             ------------     ------------
                                        ASSETS                                                                (Unaudited)

CURRENT ASSETS:
   Cash and cash equivalents                                                                 $         87     $      1,232
   Accounts receivable, net                                                                        96,616           97,568
   Inventories                                                                                      8,678            9,608
   Costs and estimated earnings in excess of billings on uncompleted contracts
                                                                                                   23,888           27,054
   Prepaid expenses and other current assets                                                        3,083            3,541
                                                                                             ------------     ------------

         Total current assets                                                                     132,352          139,003
PROPERTY AND EQUIPMENT, net                                                                        21,741           22,810
GOODWILL, net                                                                                     160,387          158,976
OTHER NONCURRENT ASSETS                                                                             3,986            4,100
                                                                                             ------------     ------------

         Total assets                                                                        $    318,466     $    324,889
                                                                                             ============     ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable, accrued expenses and current maturities of capital lease                      57,117           60,121
     obligations
   Accounts payable, related parties, including acquisition consideration payable
                                                                                                    3,920            1,960
   Billings in excess of costs and estimated earnings on uncompleted contracts
                                                                                                   13,544           15,432
                                                                                             ------------     ------------

         Total current liabilities                                                                 74,581           77,513
LONG-TERM LIABILITIES:
   Long-term debt                                                                                 165,225          168,698
   Deferred income taxes                                                                            1,717            1,456
                                                                                             ------------     ------------

         Total liabilities                                                                        241,523          247,667
                                                                                             ------------     ------------

COMMITMENTS AND CONTINGENCIES (Note 2)
SERIES A REDEEMABLE PREFERRED STOCK, $.01 par value, $13.00 liquidation value,
   10,000,000 shares authorized, 1,048,820 shares issued and outstanding
                                                                                                   13,635           13,635
STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value, 100,000,000 shares authorized, 13,271,383 shares
     issued and outstanding                                                                           133              133
   Class B common stock, $.01 par value, 5,000,000 shares authorized, 331,116 shares
     issued and outstanding                                                                             3                3
   Additional paid-in capital                                                                      41,952           42,016
   Retained earnings                                                                               21,220           21,681
   Accumulated other comprehensive income                                                              --             (246)
                                                                                             ------------     ------------

         Total stockholders' equity                                                                63,308           63,587
                                                                                             ------------     ------------

         Total liabilities and stockholders' equity                                          $    318,466     $    324,889
                                                                                             ============     ============

        The accompanying notes are an integral part of these consolidated financial statements.

              AMERICAN PLUMBING & MECHANICAL, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                 (In Thousands)
                                   (Unaudited)


                                                             Three Months Ended
                                                                  March 31,
                                                       ------------------------------
                                                           2000              2001
                                                       ------------      ------------

REVENUES                                               $    125,137      $    143,394

COST OF REVENUES (including depreciation)                   102,990           120,872
                                                       ------------      ------------

         Gross profit                                        22,147            22,522

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                 11,489            14,264
GOODWILL AMORTIZATION                                         1,300             1,411
                                                       ------------      ------------

         Income from operations                               9,358             6,847

OTHER INCOME (EXPENSE):
   Interest income                                               32                36
   Interest expense                                          (4,740)           (4,726)
   Other                                                        182               135
                                                       ------------      ------------

         Other expense, net                                  (4,526)           (4,555)
                                                       ------------      ------------

INCOME BEFORE INCOME TAXES                                    4,832             2,292

PROVISION FOR INCOME TAXES                                    2,385             1,490
                                                       ------------      ------------

NET INCOME                                                    2,447               802

PREFERRED DIVIDENDS                                             341               341
                                                       ------------      ------------

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS            $      2,106      $        461
                                                       ============      ============


        The accompanying notes are an integral part of these consolidated financial statements.

              AMERICAN PLUMBING & MECHANICAL, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In Thousands)
                                   (Unaudited)

                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                     ------------------------------
                                                                                         2000              2001
                                                                                     ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                        $      2,447      $        802
   Adjustments to reconcile net income to net cash provided by operating activities-
       Depreciation and amortization                                                        2,463             2,800
       Amortization of deferred compensation expense                                          113                64
       Gain on disposal of property and equipment                                             (90)              (73)
       Deferred income taxes                                                                 (574)             (640)
       Increase (decrease) in cash flows from:
         Accounts receivable, net                                                          (3,268)             (952)
         Inventories                                                                       (1,440)             (930)
         Costs and estimated earnings in excess of billings on uncompleted
               contracts                                                                    1,979            (3,166)
         Prepaid expenses and other current assets                                            300              (372)
         Accounts payable and accrued expenses                                              8,360             2,596
         Billings in excess of costs and estimated earnings on uncompleted
               contracts                                                                   (1,766)            1,888
         Other                                                                                276                (2)
                                                                                     ------------      ------------

   Net cash provided by operating activities                                                8,800             2,015
                                                                                     ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions of property and equipment                                                     (1,709)           (2,470)
   Proceeds from sale of property and equipment                                                95               139
   Earnout payments to founding company stockholders                                           --            (1,082)
   Acquisition of companies, net of cash acquired                                         (10,106)               --
                                                                                     ------------      ------------

   Net cash used in investing activities                                                  (11,720)           (3,413)
                                                                                     ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings on bank credit facility                                                   4,400             3,500
   Payments of long-term debt and capital lease obligations                                  (671)              (79)
   Distributions to stockholders                                                               --              (878)
                                                                                     ------------      ------------

   Net cash provided by financing activities                                                3,729             2,543
                                                                                     ------------      ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                     809             1,145

CASH AND CASH EQUIVALENTS, beginning of period                                                393                87
                                                                                     ------------      ------------

CASH AND CASH EQUIVALENTS, end of period                                             $      1,202      $      1,232
                                                                                     ============      ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for-
     Interest                                                                        $        281      $      1,755
     Income taxes                                                                             733               118


        The accompanying notes are an integral part of these consolidated financial statements.

              AMERICAN PLUMBING & MECHANICAL, INC. AND SUBSIDIARIES


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


1.   ORGANIZATION AND BASIS OF PRESENTATION:

         American Plumbing & Mechanical, Inc. ("AMPAM" or the "Company"), is the largest company in the United States focused primarily on the plumbing contracting services industry. AMPAM also provides heating, ventilation and air conditioning ("HVAC") and mechanical contracting services. AMPAM (a Delaware corporation) was organized in June 1998, and acquired ten U.S. businesses (the "Founding Companies") on April 1, 1999. The acquisitions were accounted for using the purchase method of accounting with Christianson Enterprises, Inc. and affiliates ("Christianson") being reflected as the accounting acquiror. Subsequently, the Company acquired the outstanding stock of three additional companies and the assets of a fourth company. The "Subsequent Acquisitions," collectively with the Founding Companies are referred to as the "Acquired Companies."

         These unaudited interim statements should be read in conjunction with the Company's historical consolidated financial statements and related notes included in the Annual Report on Form 10-K as filed with the Securities and Exchange Commission for the year ended December 31, 2000.

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

         Effective January 1, 2001, the company adopted Financial Accounting Standards Board Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," and No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which requires the company to measure all derivative instruments at fair value and to recognize them in the balance sheet as an asset or liability, depending on the Company's rights or obligations under the applicable derivative contract.

         On January 2, 2001, the Company entered into an interest rate swap agreement, which effectively converted $30 million of its variable rate debt under the bank agreement to fixed rate debt. The Company's risk management policy related to this swap agreement is to hedge the exposure to interest rate movements on a portion of its long-term debt. Under the swap agreements, payments are made based on a fixed rate of 6.34% and received on a LIBOR based variable rate (4.90% at March 31, 2001). Differentials to be paid or received under the agreement are recognized as interest expense. The agreement matures on December 31, 2001. The Company has designated the interest rate swap agreement as a cash flow hedge of future interest payments on its variable rate long-term debt.

         On March 31, 2001, the company recorded a derivative liability of $403,827 included in the accounts payable and accrued liabilities section of the balance sheet. A corresponding amount, net of income tax benefit of $158,000, was recorded as a component of stockholders equity as accumulated other comprehensive income.

3.   ACQUISITION:

         On March 1, 2000, the Company acquired the stock of Lindy Dennis Industries and related affiliates (collectively "LDI"), headquartered in Corona, California. LDI operates primarily as a heating, ventilation and air conditioning ("HVAC") contractor specializing in the multifamily residential market. The consideration paid by the Company for LDI consisted of 1,346,154 shares of the Company's common stock and approximately $12 million in cash. The cash portion of the consideration was funded through borrowings under the Company's existing $95 million Credit Facility.

 The Company accounted for the acquisition of LDI using the purchase method of accounting. The results of operations of LDI are included in the accompanying financial statements from the date of acquisition forward. The accompanying consolidated balance sheet as of March 31, 2001, includes a final allocation of the purchase price to the assets acquired and liabilities assumed, as well as the amount of goodwill generated by the transaction.

         The unaudited pro forma data presented below consists of the income statement data presented in the accompanying consolidated financial statements plus pro forma income statement data for LDI as if the acquisition and related financing were effective on January 1, 2000 (in thousands):

                                                              Three months ended
                                                                   March 31,
                                                              ------------------
                                                                     2000
                                                                 (Pro Forma)
                                                                 ------------

Revenues                                                         $    133,967
Net income available to common stockholders                             2,856

4.   COMPREHENSIVE INCOME:

         Total Comprehensive Income for the three months ended March 31, 2001 is $215 (in thousands).

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q AND THE CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES AND OTHER DETAILED INFORMATION REGARDING THE COMPANY INCLUDED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000 AND OTHER REPORTS FILED BY THE COMPANY WITH THE SECURITIES AND EXCHANGE COMMISSION.

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

GENERAL

         American Plumbing and Mechanical, Inc. ("AMPAM" or the "Company"), a Delaware corporation, is the largest company in the United States focused primarily on the plumbing contracting services industry. The Company provides plumbing, heating, ventilation and air conditioning ("HVAC") and mechanical contracting services to single family residential, multifamily residential and commercial/institutional customers. On April 1, 1999, AMPAM acquired ten U.S. companies (the "Founding Companies"), which, individually, were leading regional providers of plumbing and mechanical contracting services, and commenced operations as one company. AMPAM believes that by combining these regional leaders into one organization, it has created a national provider capable of strengthening and broadening relationships with its consolidating customer base and enhancing its operating efficiency. The Founding Companies performed plumbing and mechanical contracting services in 25 states for an average of approximately 31 years prior to being acquired by AMPAM. AMPAM subsequently acquired all of the outstanding stock of three companies and the assets of a fourth company (the "Subsequent Acquisitions," and collectively with the Founding Companies, the "Acquired Companies").

HISTORICAL

         The following unaudited historical consolidated financial information represents the operations of all Acquired Companies from their respective dates of acquisition. LDI was acquired on March 1, 2000, whereas all other Acquired Companies were part of AMPAM for all of each of the three month periods presented below.

                                                                       Three months ended March 31,
                                                       ------------------------------------------------------------
                                                                  2000                              2001
                                                       ---------------------------       --------------------------
                                                                                (Unaudited)
                                                                           (Dollars in thousands)
Revenues                                               $  125,137              100%      $  143,394             100%
Cost of revenues                                          102,990               82          120,872              84
                                                       ----------       ----------       ----------      ----------
Gross profit                                               22,147               18           22,522              16
Selling, general and administrative expenses               11,489                9           14,264              10
Goodwill amortization                                       1,300                1            1,411               1
                                                       ----------       ----------       ----------      ----------
Income from operations                                      9,358                8            6,847               5
Interest expense                                           (4,740)              (4)          (4,726)             (3)
Other, net                                                    214               --              171              --
                                                       ----------       ----------       ----------      ----------
Income before taxes                                         4,832                4            2,292               2
Provision for income taxes                                  2,385                2            1,490               1
                                                       ----------       ----------       ----------      ----------
Net income                                                  2,447                2              802               1
Preferred dividends                                           341               --              341              --
                                                       ----------       ----------       ----------      ----------
Net income available to common shareholders
                                                       $    2,106                2%      $      461              --%
                                                       ==========       ==========       ==========      ==========

Three months ended March 31, 2000 compared to three months ended March 31, 2001

         Revenues increased $18.3 million, from $125.1 million for the three months ended March 31, 2000 to $143.4 million for the three months ended March 31, 2001. The March 2000 acquisition of LDI accounts for $11.3 million of the $18.3 million increase in revenue, and the remaining $7.0 million is attributable to increased volume at the remaining companies and revenue from start-up operations. Additionally, certain companies realized the impact of price increases initiated in late 2000 and early 2001.

         Gross profit increased $0.4 million, from $22.1 million for the three months ended March 31, 2000, to $22.5 million for the three months ended March 31, 2001. The increase in gross profit was attributable to the acquisition of LDI (which accounted for $2.2 million) and increased volume of all other companies of approximately $1.0 million, offset by increased job costs of approximately $2.7 million, and losses from start-up operations (Denver, Dallas, Charlotte and Houston single family operations) of approximately $0.1 million.

         Selling, general and administrative expenses increased $2.8 million, from $11.5 million for the three months ended March 31, 2000, to $14.3 million for the three months ended March 31, 2001. The increase was associated with the LDI acquisition and previously announced strategic initiatives, including start up operations.

         Interest expense was approximately the same in both periods reflecting higher levels of debt offset by lower interest rates achieved through the repurchase of the $30.0 million Senior Subordinated Notes during the later part of fiscal 2000.

         The decrease in the provision for income taxes of $0.9 million results from lower levels of earnings.

         Net income decreased $1.6 million, from $2.4 million for the three months ended March 31, 2000, to $0.8 million for the three months ended March 31, 2001. The decrease in net income was due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2001, the Company had $61.5 million in working capital and $168.7 million of outstanding long-term indebtedness, including capital lease obligations totaling $1.7 million.

         For the three months ended March 31, 2001, net cash provided by operating activities was $2.0 million resulting primarily from operations, offset by increases in working capital of $0.9 million. Cash used in investing activities was $3.4 million which primarily relates to the capital expenditures of $2.5 million and earnout payments of $1.1 million. Cash provided by financing activities for the three months ended March 31, 2001, was $2.5 million and was primarily obtained from net borrowings on the Company's Credit Facility.

         On April 1, 1999, the Company entered into the Credit Facility with a total commitment of $95 million. The Credit Facility bears interest, at the option of the Company, at the base rate of the arranging bank plus an applicable margin, or at LIBOR plus an applicable margin. The Credit Facility has an initial term of three years. As of March 31, 2001, the company had borrowings of $73.5 million and letters of credit outstanding in the amount of $0.8 million, leaving $20.7 million available under the Credit Facility. Subsequent to the end of the first quarter, the Company completed a two-year extension of the Credit Facility, which will mature on March 31, 2004.

         The Company anticipates that its cash flow from operations and borrowings under the Credit Facility will provide sufficient cash to enable the Company to meet its working capital needs, debt service requirements, and planned capital expenditures for property and equipment through the foreseeable future.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risks

         The Company is exposed to various market risks primarily related to potential adverse changes in interest rates. In the normal course of business, the Company employs established policies and procedures to manage this risk. The Company is not exposed to any other significant market risks, such as foreign currency exchange risk. The Company's exposure to changes in interest rates primarily results from its short-term and long-term debt with both fixed and floating interest rates. The Company's debt with fixed interest rates consists of Senior Subordinated Notes and capital leases. Our debt with variable interest rates consists primarily of the Credit Facility.

         Effective January 1, 2001, the company adopted Financial Accounting Standards Board Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," and No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which requires the company to measure all derivative instruments at fair value and to recognize them in the balance sheet as an asset or liability, depending on the Company's rights or obligations under the applicable derivative contract. AMPAM utilizes certain "derivative instruments" to manage its exposure to market risk.

         During the first quarter, the Company entered into an interest rate swap agreement, which effectively converted $30 million of its variable rate debt under the Credit Facility to fixed rate debt. The Company's risk management policy related to this swap agreement is to hedge the exposure to interest rate movements on a portion of its long-term debt. On March 31, 2001, the company recorded a derivative liability of $403,827 included in the accounts payable and accrued liabilities section of the balance sheet. A corresponding amount, net of income tax benefit of $158,000, was recorded as a component of stockholders equity as accumulated other comprehensive income. It should be noted that any change in value of this contract, real or hypothetical, would be significantly offset by an inverse change in the value of the variable rate (LIBOR) on the Credit Facility.

         Other than the items mentioned above, there were no other material quantitative or qualitative changes during the first three months of fiscal 2001 in the Company's market risk sensitive instruments.

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

         None.

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

         *Incorporated by reference

         (b) The registrant filed no reports on Form 8-K during the period covered by this quarterly report on Form 10-Q.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        AMERICAN PLUMBING AND MECHANICAL, INC.

         Date:  May 15, 2001                 By: /s/ David C. Baggett
                                                 -------------------------------

                                             David C. Baggett
                                             Senior Vice President
                                             and Chief Financial Officer