Form 10-Q
period 2001-06-30
AMERICAN PLUMBING & MECHANICAL INC
filed 2001-08-14
CIK 1072258

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 2001

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


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




      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 of 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [ ]   No [X]

       As of August 10, 2001, there were outstanding 13,271,383 shares of common stock and 331,116 shares of Class B common stock of the Registrant.

             AMERICAN PLUMBING & MECHANICAL, INC. AND SUBSIDIARIES

                FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2001

                                TABLE OF CONTENTS


Part I - Financial Information..................................................    2
  ITEM 1. - Financial Statements................................................    2
  ITEM 2.  - Management's Discussion and Analysis of Financial Condition and
             Results of Operations..............................................    8
  ITEM 3. - Quantitative and Qualitative Disclosures About Market Risks.........   11


Part II - Other Information.....................................................   13
  ITEM 1. - Legal Proceedings...................................................   13
  ITEM 2. - Changes in Securities and Use of Proceeds...........................   13
  ITEM 3. - Defaults Upon Senior Securities.....................................   13
  ITEM 4. - Submission of Matters to a Vote of Security Holders.................   13
  ITEM 5. - Other Information...................................................   14
  ITEM 6. - Exhibits and Reports on Form 8-K....................................   14
SIGNATURES......................................................................   15

                         PART I - FINANCIAL INFORMATION
ITEM 1. - Financial Statements

             AMERICAN PLUMBING & MECHANICAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                        (In Thousands, Except Share Data)

                                                                December 31,   June 30,
                                                                    2000          2001
                                                                --------        ---------
                          ASSETS                                              (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                     $     87        $     931

  Accounts receivable, net                                        96,616          103,969
  Inventories                                                      8,678           10,097
  Costs and estimated earnings in excess of billings on
   uncompleted contracts                                          23,888           26,955
  Prepaid expenses and other current assets                        3,083            3,211
                                                                --------        ---------
      Total current assets                                       132,352          145,163
PROPERTY AND EQUIPMENT, net                                       21,741           23,157
GOODWILL, net                                                    160,387          157,565
OTHER NONCURRENT ASSETS                                            3,986            4,471
                                                                --------        ---------
      Total assets                                              $318,466        $ 330,356
                                                                ========        =========
CURRENT LIABILITIES:
  Accounts payable and accrued expenses                         $ 57,117        $  61,877
  Accounts payable, related parties, including
   acquisition consideration payable                               3,920              916
  Billings in excess of costs and estimated earnings on
   uncompleted contracts                                          13,544           16,474
                                                                --------        ---------
      Total current liabilities                                   74,581           79,267
LONG-TERM LIABILITIES:
  Long-term debt                                                 165,225          168,628
  Deferred income taxes                                            1,717            1,564
                                                                --------        ---------
      Total liabilities                                          241,523          249,459
                                                                --------        ---------
COMMITMENTS AND CONTINGENCIES
SERIES A REDEEMABLE PREFERRED STOCK, $.01 par value, $13
  liquidation value, 10,000,000 shares authorized,                13,635           13,635
  1,048,820 shares issued and outstanding
STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value, 100,000,000 shares
   authorized, 13,271,383 shares issued and outstanding              133              133
  Class B common stock, $.01 par value, 5,000,000 shares
   authorized, 331,116 shares issued and outstanding                   3
                                                                                        3
  Additional paid-in capital                                      41,952           42,055
  Retained earnings                                               21,220           25,309
  Accumulated other comprehensive loss                                --             (238)
                                                                --------        ---------
      Total stockholders' equity                                  63,308           67,262
                                                                --------        ---------
      Total liabilities and stockholders' equity                $318,466        $ 330,356
                                                                ========        =========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

            AMERICAN PLUMBING & MECHANICAL, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                                 (In Thousands)


                                               Three Months Ended                 Six Months Ended
                                                     June 30,                          June 30,
                                          ---------------------------         ---------------------------
                                              2000             2001             2000               2001
                                          ---------         ---------         ---------         ---------
REVENUES                                  $ 141,679         $ 160,687         $ 266,816         $ 304,081
COST OF REVENUES
(including depreciation)                    115,163           132,498           218,153           253,370
                                          ---------         ---------         ---------         ---------
      Gross profit                           26,516            28,189            48,663            50,711

SELLING, GENERAL AND
     ADMINISTRATIVE EXPENSES                 11,699            14,852            23,188            29,116
GOODWILL AMORTIZATION                         1,446             1,411             2,746             2,822
                                          ---------         ---------         ---------         ---------
      Income from operations                 13,371            11,926            22,729            18,773

OTHER INCOME (EXPENSE):
  Interest expense                           (4,343)           (4,686)           (9,083)           (9,412)
  Other                                         194               253               407               424
                                          ---------         ---------         ---------         ---------
      Other expense, net                     (4,149)           (4,433)           (8,676)           (8,988)
                                          ---------         ---------         ---------         ---------
INCOME BEFORE PROVISION FOR INCOME
  TAXES                                       9,222             7,493            14,053             9,785

PROVISION FOR INCOME TAXES                    4,208             3,521             6,593             5,011
                                          ---------         ---------         ---------         ---------
NET INCOME                                    5,014             3,972             7,460             4,774
                                          ---------         ---------         ---------         ---------
PREFERRED DIVIDENDS                             341               341               682               682
                                          ---------         ---------         ---------         ---------
NET INCOME AVAILABLE TO
 COMMON STOCKHOLDERS                      $   4,673         $   3,631         $   6,778         $   4,092
                                          =========         =========         =========         =========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

            AMERICAN PLUMBING & MECHANICAL, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)

                                                                    Six Months Ended
                                                                       June 30,
                                                                -------------------------
                                                                   2000          2001
                                                                --------         -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                    $  7,460         $ 4,774

  Adjustments to reconcile net income to net cash
     provided by operating activities-
     Depreciation and amortization                                 5,193           5,602
     Amortization of deferred compensation expense                   177             103
     (Gain) on disposal of property and equipment                   (133)           (144)
     Deferred income taxes                                        (1,190)           (406)
     Increase (decrease) in cash flows from:
      Accounts receivable, net                                    (9,127)         (7,354)
      Inventories                                                   (712)         (1,419)
      Costs and estimated earnings in excess of billings
         on uncompleted contracts                                  1,736          (3,067)
      Prepaid expenses and other current assets                     (198)           (542)
      Accounts payable and accrued expenses                        4,655           4,019
      Billings in excess of costs and estimated earnings
         on uncompleted contracts                                  1,651           2,930
      Other                                                          524             171
                                                                --------         -------
  Net cash provided by operating activities                       10,036           4,667
                                                                --------         -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions of property and equipment                             (3,132)         (4,388)
  Proceeds from sale of property and equipment                       347             271
  Earnout payments to founding company stockholders                   --          (1,623)
  Acquisition of companies, net of cash acquired                 (12,031)             --
                                                                --------         -------
  Net cash used in investing activities                          (14,816)         (5,740)
                                                                --------         -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of long-term debt                                        (944)           (202)
  Net borrowings on bank credit facility                          16,400           3,500
  Distributions to stockholders                                     (878)         (1,381)
  Buy back of Class B shares                                      (6,966)             --
  Preferred dividends                                               (682)             --
                                                                --------         -------
  Net cash provided by financing activities                        6,929           1,917
                                                                --------         -------
NET INCREASE IN CASH AND CASH EQUIVALENTS                          2,149             844

CASH AND CASH EQUIVALENTS, beginning of period                       393              87
                                                                --------         -------
CASH AND CASH EQUIVALENTS, end of period                        $  2,542         $   931
                                                                ========         =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for-
   Interest                                                     $  8,355         $ 8,818
   Income taxes                                                    5,512             253


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

            AMERICAN PLUMBING & MECHANICAL, INC. AND SUBSIDIARIES


            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


1.    ORGANIZATION AND BASIS OF PRESENTATION:

      American Plumbing & Mechanical, Inc. ("AMPAM" or the "Company") is the largest company in the United States focused primarily on the plumbing contracting services industry. AMPAM also provides heating, ventilation and air conditioning ("HVAC") and mechanical contracting services to single family residential, multifamily residential and commercial/institutional customers. AMPAM (a Delaware corporation) was organized in June 1998, and acquired ten U.S. businesses (the "Founding Companies") on April 1, 1999. The acquisitions were accounted for using the purchase method of accounting with Christianson Enterprises, Inc. and affiliates ("Christianson") being reflected as the accounting acquiror. Subsequently, the Company acquired the outstanding stock of three additional companies and the assets of a fourth company. The "Subsequent Acquisitions," collectively with the Founding Companies are referred to as the "Acquired Companies."

      These unaudited interim statements should be read in conjunction with the Company's historical consolidated financial statements and related notes included in the Annual Report on Form 10-K for the year ended December 31, 2000 as filed with the Securities and Exchange Commission.

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

      Effective January 1, 2001, the company adopted Financial Accounting Standards Board ("FASB") Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by FASB Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which requires the Company to measure all derivative instruments at fair value and to recognize them in the balance sheet as an asset or liability, depending on the Company's rights or obligations under the applicable derivative contract.

      On January 2, 2001, the Company entered into an interest rate swap agreement, which effectively converted $30 million of its variable rate debt under its bank agreement to fixed rate debt. The Company's risk management policy related to this swap agreement is to hedge the exposure to interest rate movements on a portion of its long-term debt. Under the swap agreement, payments are made based on a fixed rate of 6.34% and received on a LIBOR based variable rate (3.71% at June 29, 2001). Differentials to be paid or received under the agreement are recognized as interest expense and settled quarterly. The agreement matures on December 31, 2001. The Company has designated the interest rate swap agreement as a cash flow hedge of future interest payments on its variable rate long-term debt.

      On June 30, 2001, the Company has a derivative liability of $389,000 included in the accounts payable and accrued liabilities section of the balance sheet. A corresponding amount, net of income tax benefit of $151,000, was recorded as a component of stockholders' equity as accumulated other comprehensive income.


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

 The Company accounted for the acquisition of LDI using the purchase method of accounting, and the results of operations of LDI are included in the accompanying financial statements from the date of acquisition forward. The accompanying consolidated balance sheet as of June 30, 2001, includes a final allocation of the purchase price to the assets acquired and liabilities assumed, as well as the amount of goodwill generated by the transaction.

      The unaudited pro forma data presented below consists of the income statement data presented in the accompanying consolidated financial statements plus pro forma income statement data for LDI as if the acquisition and related financing were effective on January 1, 2000 (in thousands):

                                                        Six months ended
                                                             June 30,
                                                              2000
                                                          (Pro Forma)
                                                        ----------------
Revenues                                                      $275,646
Net income available to common stockholders                      7,528


4.    COMPREHENSIVE INCOME ($ IN THOUSANDS):

      Comprehensive income is a measure of all changes in stockholders' equity that result from recognized transactions and other economic events of a particular period, other than transactions with owners in their capacity as owners. Total comprehensive income for the three months ended June 30, 2000 and June 30, 2001 is $5,014 and $3,734, respectively. Total comprehensive income for the six months ended June 30, 2000 and June 30, 2001 is $7,460 and $4,536, respectively.

5.    RECENT ACCOUNTING PRONOUNCEMENTS

      In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations," and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." Statement of Financial Accounting Standards No. 141 ("SFAS 141"), requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," is effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, and reclassification of certain intangibles out of previously reported goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption.

      The Company is currently evaluating the impact of the new accounting standards on existing goodwill and other intangible assets. While the ultimate impact of the new accounting standards has yet to be determined, the Company has $157.6 million of goodwill on the balance sheet at June 30, 2001, and has recognized $2.8 million of goodwill amortization expense for the first six months of the year.


6.    RECLASSIFICATIONS:

      Certain reclassifications have been made to the prior-year financial statements to conform to the current-year presentation.

ITEM 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations

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


GENERAL

      American Plumbing and Mechanical, Inc. ("AMPAM" or the "Company"), a Delaware corporation, is the largest company in the United States focused primarily on the plumbing contracting services industry. The Company provides plumbing, heating, ventilation and air conditioning ("HVAC") and mechanical contracting services to single family residential, multifamily residential and commercial/institutional customers. On April 1, 1999, AMPAM acquired ten U.S. companies (the "Founding Companies"), which, individually, were leading regional providers of plumbing and mechanical contracting services, and commenced operations as one company. AMPAM believes that by combining these regional leaders into one organization, it has created a national provider capable of strengthening and broadening relationships with its consolidating customer base and enhancing its operating efficiency. Prior to being acquired by AMPAM, the Founding Companies performed plumbing and mechanical contracting services for an average of approximately 31 years in 25 states. AMPAM subsequently acquired all of the outstanding stock of three companies and the assets of a fourth company (the "Subsequent Acquisitions," and collectively with the Founding Companies, the "Acquired Companies").

      During the first half of this year, AMPAM incorporated three new operating subsidiaries and expanded operations at three existing locations. The Company commenced operations in Dallas, Texas, Charlotte, North Carolina and Sacramento, California. Operations in Dallas and Charlotte will initially focus on the single-family plumbing markets. Operations in Sacramento have been directed towards commercial and multi-family plumbing operations during the first half of the year, and will expand to include single family operations during the second half of this year. Together with its Colorado location, the Company has opened four new locations during the past nine months.

      In addition to these new locations, AMPAM has expanded its operations in its Houston location to include single-family plumbing and its Orlando and Baltimore locations to include multi-family HVAC.


RESULTS OF OPERATIONS

      The following unaudited historical consolidated financial information represents the operations of the Company for the periods presented. LDI, which was acquired on March 1, 2000, is include from the acquisition date forward.

                                             Three Months Ended June 30,                       Six Months Ended June 30,
                                  ----------------------------------------------       ------------------------------------------
                                          2000                       2001                   2000                       2001
                                  -----------------          -------------------       ----------------         ------------------
                                                                                (Unaudited)
                                                                           (Dollars in thousands)
Revenues                          $ 141,679     100%         $ 160,687     100%         $ 266,816   100%         $ 304,081    100%
Cost of revenues                    115,163      81            132,498      82            218,153    82            253,370     83
                                  ---------     ---          ---------     ---          ---------   ---          ---------    ---
Gross Profit                         26,516      19             28,189      18             48,663    18             50,711     17

Selling, general and
  administrative expenses            11,699       8             14,852       9             23,188     9             29,116     10
Goodwill amortization                 1,446       1              1,411       1              2,746     1              2,822      1
                                  ---------     ---          ---------     ---          ---------   ---          ---------    ---
Income from operations               13,371      10             11,926       8             22,729     8             18,773      6

Interest expense                     (4,343)     (3)            (4,686)     (3)            (9,083)   (3)            (9,412)    (3)
Other, net                              194      --                253      --                407    --                424     --
                                  ---------     ---          ---------     ---          ---------   ---          ---------    ---

Income before taxes                   9,222       7              7,493       5             14,053     5              9,785      3

Provision for income taxes            4,208       3              3,521       2              6,593     2              5,011      2
                                  ---------     ---          ---------     ---          ---------   ---          ---------    ---
Net income                            5,014       4              3,972       3              7,460     3              4,774      1
                                  ---------     ---          ---------     ---          ---------   ---          ---------    ---
Preferred dividends                     341      --                341      --                682    --                682     --
                                  ---------     ---          ---------     ---          ---------   ---          ---------    ---
Net income available
  to common  shareholders         $   4,673       4%         $   3,631       2%         $   6,778     3%         $   4,092      1%
                                  =========     ===          =========     ===          =========   ===          =========    ===


Three months ended June 30, 2000 compared to three months ended June 30, 2001

      Revenues increased $19.0 million, from $141.7 million for the three months ended June 30, 2000, to $160.7 million for the three months ended June 30, 2001. The increase in revenues resulted from a $16.9 million increase in same store revenues, combined with $2.1 million generated by start-ups. The increase in "same store" revenue was primarily generated in single family markets.

      Gross profit increased $1.7 million, from $26.5 million for the three months ended June 30, 2000, to $28.2 million for the three months ended June 30, 2001. The increase in gross profit resulted from a $2.0 million increase in same store gross profit, combined with a $0.3 million loss from the start-ups. The increase in same store gross profit was generated in single family and commercial markets offset by a decline in gross profit from multi-family markets. Same store gross margin decreased from 19% for the three months ended June 30, 2000, to 18% for the three months ended June 30, 2001, reflecting increased competition and higher material costs primarily in multi-family markets.

      Selling, general and administrative expenses increased $3.2 million, from $11.7 million for the three months ended June 30, 2000 to $14.9 million for the three months ended June 30, 2001. The increase in selling, general and administrative expenses was primarily due to higher health and business insurance costs of $2.1 million, and increased volume. Additionally, the Company incurred costs of approximately $1.1 million on certain previously announced strategic initiatives, primarily start-ups, branding and warranty programs.

      Net income decreased $1.0 million, from $5.0 million for the three months ended June 30, 2000, to $4.0 million for the three months ended June 30, 2001. The decrease is primarily due to higher material costs, higher selling, general and administrative expenses, and losses from the start-ups.

      AMPAM's backlog at the end of the second quarter was $227 million (excluding single family).

Six months ended June 30, 2000 compared to six months ended June 30, 2001

      Revenues increased $37.3 million from $266.8 million for the six months ended June 30, 2000, to $304.1 million for the six months ended June 30, 2001. The growth was due to an increase of $34.0 million in same store revenues, and $3.3 million in revenues from start-ups. The growth in same store revenue was generated by the single family and multi-family markets offset by a decline in commercial markets. The decline in revenue from commercial markets is the result of a focus on higher margin commercial projects.

      Gross profit increased $2.0 million, from $48.7 million for the six months ended June 30, 2000, to $50.7 million for the six months ended June 30, 2001. The increase in gross profit was primarily due to $2.5 million increase in same store gross profit, offset by $0.5 million loss from start-ups. The same store increase in gross profit was primarily generated by single family markets. Gross margin declined from 18% for the six months ended June 30, 2000, to 17% for the six months ended June 30, 2001. Declines were noted in all markets with the most significant decline resulting from the multi-family market. The decrease in gross margin has resulted primarily from increased competition and higher material costs.

      Selling, general and administrative expenses increased $5.9 million, from $23.2 million for the six months ended June 30, 2000 to $29.1 million for the six months ended June 30, 2001. The increase in selling, general and administrative expenses was primarily due to higher health and business insurance costs of $2.5 million, and increased volume. Additionally, the Company incurred costs of approximately $2.2 million on certain previously announced strategic initiatives, primarily start-ups, branding and warranty programs.

      Interest expense increased $0.3 million for the six months ended June 30, 2001 as compared to the same period in 2000. This is a result of higher levels of debt, offset by lower interest rates.

      The decrease in the provision for income taxes of $1.6 million results from lower taxable income.

      Net income decreased $2.7 million, from $7.5 million for the six months ended June 30, 2000, to $4.8 million for the six months ended June 30, 2001. The decrease is primarily due to higher material costs, higher selling, general and administrative expenses, and losses from the start-ups.

LIQUIDITY AND CAPITAL RESOURCES

      As of June 30, 2001, the Company had $65.9 million in working capital and $168.6 million of outstanding long-term indebtedness, including capital lease obligations totaling $1.6 million.

      For the six months ended June 30, 2001, net cash provided by operating activities of $4.7 million was offset by cash used in investing activities of $5.7 million, which was primarily capital expenditures of $4.4 million and earnout payments of $1.6 million. Cash provided by financing activities for the six months ended June 30, 2001, was $1.9 million and was primarily obtained from net borrowings on the Company's Credit Facility.

      The Company's Credit Facility, with a total commitment of $95 million, matures on March 31, 2004. The Credit Facility bears interest, at the option of the Company, at the base rate of the arranging bank plus an applicable margin, or at LIBOR plus an applicable margin. As of June 30, 2001, the company had borrowings of $73.5 million and letters of credit outstanding in the amount of $0.8 million, leaving $20.7 million available under the Credit Facility.

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



ITEM 3. - Quantitative and Qualitative Disclosures About Market Risks

      The Company is exposed to various market risks primarily related to potential adverse changes in interest rates. In the normal course of business, the Company employs established policies and procedures to manage this risk. The Company is not exposed to any other significant market risks, such as foreign currency exchange risk. The Company's exposure to changes in interest rates primarily results from its short-term and long-term debt with both fixed and floating interest rates. The Company's debt with fixed interest rates consists of Senior Subordinated Notes and capital leases. AMPAM's debt with variable interest rates consists primarily of the Credit Facility.

      Effective January 1, 2001, the company adopted Financial Accounting Standards Board Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by FASB Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which requires the company to measure all derivative instruments at fair value and to recognize them in the balance sheet as an asset or liability, depending on the Company's rights or obligations under the applicable derivative contract. AMPAM utilizes certain "derivative instruments" to manage its exposure to market risk.

      During the first quarter, the Company entered into an interest rate swap agreement, which effectively converted $30 million of its variable rate debt under the Credit Facility to fixed rate debt. The Company's risk management policy related to this swap agreement is to hedge the exposure to interest rate movements on a portion of its long-term debt. On June 30, 2001, the Company has a derivative liability of $389,000 included in the accounts payable and accrued liabilities section of the balance sheet. A corresponding amount, net of income tax benefit of $151,000 was recorded as a component of stockholders' equity as accumulated other comprehensive income. Any change in value of this contract, real or hypothetical, would be significantly offset by an inverse change in the value of the variable rate (LIBOR) on the Credit Facility.

      Other than the items mentioned above, there were no other material quantitative or qualitative changes during the first six months of fiscal 2001 in the Company's market risk sensitive instruments.

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

      None.

ITEM 3. - Defaults Upon Senior Securities

      None

ITEM 4. - Submission of Matters to a Vote of Security Holders

(a)   The Annual Meeting of the Company's shareholders was held on May 10, 2001.

(b) The meeting was held to consider and vote upon (i) election of four (4) Class II Directors, and (ii) the approval of Deloitte & Touche LLP as the Company's independent auditors for the 2001 fiscal year.

The votes cast with respect to the election of four Class II Directors are summarized as follows:

   Director Name         For             Against      Abstain      Total Votes
   -------------         ---             -------      -------      -----------
Robert Christianson      10,690,922        5,000       77,194      10,773,116
Albert Niemi, Jr.        10,503,025      192,397       77,694      10,773,116
Robert Sherwood          10,690,922        5,000       77,194      10,773,116
Michael Workman          10,503,025        5,000      265,091      10,773,116

The votes cast with respect to approval of Deloitte & Touche LLP as the Company's independent auditors as follows:

   For              Against         Abstain         Total Votes
   ---              -------         -------         -----------
   10,053,211       455,314         264,591         10,773,116

Consequently, the stockholders elected each of the directors nominated by the Board, and approved Deloitte & Touche LLP as the Company's independent auditors for the 2001 fiscal year.

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

                                        AMERICAN PLUMBING AND MECHANICAL, INC.

      Date:  August 10, 2001              By:  /s/ David C. Baggett
                                              -----------------------------
                                          David C. Baggett
                                          President
                                          and Chief Financial Officer