Form 10-Q
period 2001-09-30
AMERICAN PLUMBING & MECHANICAL INC
filed 2001-11-09
CIK 1072258

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 2001

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


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 of 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of November 9, 2001, there were outstanding 13,211,383 shares of common stock and 331,116 shares of Class B common stock of the Registrant.

================================================================================

              AMERICAN PLUMBING & MECHANICAL, INC. AND SUBSIDIARIES

               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2001

                                TABLE OF CONTENTS

PART I - Financial Information..........................................................................  2
   ITEM 1. - Financial Statements.......................................................................  2
   ITEM 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations......  8
   ITEM 3. - Quantitative and Qualitative Disclosures About Market Risks................................ 12


PART II - Other Information............................................................................. 13
   ITEM 1. - Legal Proceedings.......................................................................... 13
   ITEM 2. - Changes in Securities and Use of Proceeds.................................................. 13
   ITEM 3. - Defaults Upon Senior Securities............................................................ 13
   ITEM 4. - Submission of Matters to a Vote of Security Holders........................................ 13
   ITEM 5. - Other Information.......................................................................... 13
   ITEM 6. - Exhibits and Reports on Form 8-K........................................................... 13

SIGNATURES.............................................................................................. 14

                         PART I - FINANCIAL INFORMATION

ITEM 1. - Financial Statements

              AMERICAN PLUMBING & MECHANICAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                        (In Thousands, Except Share Data)

                                                                                     December 31,  September 30,
                                                                                         2000         2001
                                                                                     ------------  -------------
                                     ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                          $      87     $   1,364
   Accounts receivable, net                                                              96,616       104,501
   Inventories                                                                            8,678        10,952
   Costs and estimated earnings in excess of billings on uncompleted contracts           23,888        27,796
   Prepaid expenses and other current assets                                              3,083         3,234
                                                                                      ---------     ---------
           Total current assets                                                         132,352       147,847
PROPERTY AND EQUIPMENT, net                                                              21,741        23,519
GOODWILL, net                                                                           160,387       156,154
OTHER NONCURRENT ASSETS                                                                   3,986         4,516
                                                                                      ---------     ---------
           Total assets                                                               $ 318,466     $ 332,036
                                                                                      =========     =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                              $  56,417     $  66,582
   Accounts payable, related parties, including acquisition consideration payable         3,920            --
   Billings in excess of costs and estimated earnings on uncompleted contracts           13,544        14,341
   Current maturities of capital lease obligations                                          700           309
                                                                                      ---------     ---------
           Total current liabilities                                                     74,581        81,232
LONG-TERM LIABILITIES:
   Long-term debt                                                                       165,225       166,757
   Deferred income taxes                                                                  1,717         1,513
                                                                                      ---------     ---------
           Total liabilities                                                            241,523       249,502
                                                                                      ---------     ---------
COMMITMENTS AND CONTINGENCIES (Note 3)
SERIES A REDEEMABLE PREFERRED STOCK, $.01 par value, $13 liquidation value,
10,000,000 shares authorized, 1,048,820 shares issued and outstanding                    13,635        13,635
STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value, 100,000,000 shares authorized, 13,271,383 and
      13,211,383 shares issued and outstanding at December 31, 2000 and
      September 30, 2001, respectively                                                      133           132
   Class B common stock, $.01 par value, 5,000,000 shares authorized,
      331,116 shares issued and outstanding                                                   3             3
   Additional paid-in capital                                                            41,952        41,766
   Retained earnings                                                                     21,220        27,176
   Accumulated other comprehensive loss                                                      --          (178)
                                                                                      ---------     ---------
           Total stockholders' equity                                                    63,308        68,899
                                                                                      ---------     ---------
           Total liabilities and stockholders' equity                                 $ 318,466     $ 332,036
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

              AMERICAN PLUMBING & MECHANICAL, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                                 (In Thousands)


                                         Three Months Ended             Nine Months Ended
                                            September 30,                 September 30,
                                      ------------------------      ------------------------
                                         2000           2001           2000           2001
                                      ---------      ---------      ---------      ---------
REVENUES                              $ 145,460      $ 157,663      $ 412,276      $ 461,744

COST OF REVENUES
(including depreciation)                118,944        131,388        337,097        384,758
                                      ---------      ---------      ---------      ---------
           Gross profit                  26,516         26,275         75,179         76,986

SELLING, GENERAL AND
     ADMINISTRATIVE EXPENSES             11,436         15,767         34,624         44,883
GOODWILL AMORTIZATION                     1,411          1,410          4,157          4,232
                                      ---------      ---------      ---------      ---------
           Income from operations        13,669          9,098         36,398         27,871

OTHER INCOME (EXPENSE):
   Interest expense                      (4,662)        (4,642)       (13,745)       (14,054)
   Other                                    250            127            657            551
                                      ---------      ---------      ---------      ---------
           Other expense, net            (4,412)        (4,515)       (13,088)       (13,503)
                                      ---------      ---------      ---------      ---------

INCOME BEFORE PROVISION FOR
   INCOME TAXES AND
   EXTRAORDINARY LOSS                     9,257          4,583         23,310         14,368

PROVISION FOR INCOME TAXES                4,271          2,378         10,864          7,389
                                      ---------      ---------      ---------      ---------

INCOME BEFORE EXTRAORDINARY LOSS          4,986          2,205         12,446          6,979

EXTRAORDINARY LOSS, net of tax              344             --            344             --
                                      ---------      ---------      ---------      ---------

NET INCOME                                4,642          2,205         12,102          6,979

PREFERRED DIVIDENDS                         341            341          1,023          1,023
                                      ---------      ---------      ---------      ---------

NET INCOME AVAILABLE TO
 COMMON STOCKHOLDERS                  $   4,301      $   1,864      $  11,079      $   5,956
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

              AMERICAN PLUMBING & MECHANICAL, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)

                                                                                             Nine Months Ended
                                                                                                September 30,
                                                                                           ----------------------
                                                                                             2000          2001
                                                                                           --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                              $ 12,102      $  6,979

   Adjustments to reconcile net income to net cash provided by operating activities-
        Depreciation and amortization                                                         7,898         8,438
        Amortization of deferred compensation expense                                           241           143
        Extraordinary loss on early extinguishments of debt                                     530            --
        Gain on disposal of property and equipment                                             (119)         (154)
        Deferred income taxes                                                                  (822)         (526)
        Increase (decrease) in cash flows from:
           Accounts receivable, net                                                         (13,442)       (8,011)
           Inventories                                                                       (1,518)       (2,274)
           Costs and estimated earnings in excess of billings on uncompleted contracts       (4,362)       (3,908)
           Prepaid expenses and other current assets                                            (91)         (445)
           Accounts payable and accrued expenses                                              9,661         9,434
           Billings in excess of costs and estimated earnings on uncompleted contracts          926           797
           Other                                                                                621          (334)
                                                                                           --------      --------
   Net cash provided by operating activities                                                 11,625        10,139
                                                                                           --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions of property and equipment                                                       (4,900)       (6,195)
   Proceeds from sale of property and equipment                                                 462           563
   Earnout payments to founding company stockholders                                         (2,523)       (2,164)
   Acquisition of companies, net of cash acquired                                           (10,904)           --
                                                                                           --------      --------
   Net cash used in investing activities                                                    (17,865)       (7,796)
                                                                                           --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments of long-term debt                                                                  (876)         (128)
   Repurchase of senior subordinated notes                                                  (15,963)           --
   Net borrowings on bank credit facility                                                    34,000         1,500
   Distributions to stockholders                                                             (1,756)       (1,756)
   Buy back of Class B shares                                                                (6,966)           --
   Preferred dividends                                                                         (682)         (682)
                                                                                           --------      --------
   Net cash provided by (used in) financing activities                                        7,757        (1,066)
                                                                                           --------      --------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                     1,517         1,277

CASH AND CASH EQUIVALENTS, beginning of period                                                  393            87
                                                                                           --------      --------
CASH AND CASH EQUIVALENTS, end of period                                                   $  1,910      $  1,364
                                                                                           ========      ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for-
      Interest                                                                             $  9,772      $ 10,390
      Income taxes                                                                           10,487           315


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

         These unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for reporting interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The Company believes all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full fiscal year.

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

         The Company accounted for the acquisition of LDI using the purchase method of accounting, and the results of operations of LDI are included in the accompanying financial statements from the date of acquisition forward. The accompanying consolidated balance sheet as of September 30, 2001, includes a final allocation of the purchase price to the assets acquired and liabilities assumed, as well as the amount of goodwill generated by the transaction.

         The unaudited pro forma data presented below consists of the income statement data presented in the accompanying consolidated financial statements plus pro forma income statement data for LDI as if the acquisition and related financing were effective on January 1, 2000 (in thousands):

                                                        Nine months ended
                                                        September 30, 2000
                                                            (Pro Forma)
                                                        ------------------
Revenues                                                     $421,106
Net Income                                                     12,854


4. COMPREHENSIVE INCOME ($ IN THOUSANDS):

         Comprehensive income is a measure of all changes in stockholders' equity that result from recognized transactions and other economic events of a particular period, other than transactions with owners in their capacity as owners. Total comprehensive income for the three months ended September 30, 2000 and September 30, 2001 is $4,642 and $2,027, respectively. Total comprehensive income for the nine months ended September 30, 2000 and September 30, 2001 is $12,102 and $6,801, respectively.

5. RECENT ACCOUNTING PRONOUNCEMENTS

         In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations," and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." Statement of Financial Accounting Standards No. 141 ("SFAS 141"), requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," is effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, and reclassification of certain intangibles out of previously reported goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test within six months from the date of adoption.

         The Company is currently evaluating the impact of the new accounting standards on existing goodwill and other intangible assets. The ultimate impact of the new accounting standards has yet to be determined. The Company has $156.2 million of goodwill on the balance sheet at September 30, 2001, and has recognized $4.2 million of goodwill amortization expense for nine months ended September 30, 2001.

         Effective January 1, 2001, the company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which requires the Company to measure all derivative instruments at fair value and to recognize them in the balance sheet as an asset or liability, depending on the Company's rights or obligations under the applicable derivative contract.

         On January 2, 2001, the Company entered into an interest rate swap agreement, which effectively converted $30 million of its variable rate debt under its bank agreement to fixed rate debt. The Company's risk management policy related to this swap agreement is to hedge the exposure to interest rate movements on a portion of its long-term debt. Under the swap agreement, payments are made based on a fixed rate of 6.34% and received on a LIBOR based variable rate (2.59% at September 28, 2001). Differentials to be paid or received under the agreement are recognized as interest expense and settled quarterly. The agreement matures on December 31, 2001. The Company has designated the interest rate swap agreement as a cash flow hedge of future interest payments on its variable rate long-term debt.

         On September 30, 2001, the Company has a derivative liability of $292,000 included in the accounts payable and accrued liabilities section of the balance sheet. A corresponding amount, net of income tax benefit of $114,000, was recorded as a component of stockholders' equity as accumulated other comprehensive loss.

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

         This report contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended ("Securities Act") and
Section 21E of the Exchange Act to be covered by safe harbors created thereby. Such forward-looking statements are made only as of the date of this report and involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Readers are cautioned that such information involves risks and uncertainties, including those created by general market conditions, competition and the possibility that events may occur which limit the ability of American Plumbing & Mechanical, Inc. and subsidiaries ("AMPAM" or the "Company") to maintain or improve its operating results. Such risks, uncertainties and other important factors include, among others, retention of key management, a national economic downturn or one or more regional downturns in construction, shortages of labor and specialty building materials, difficulty in obtaining or increased costs associated with debt financing, seasonal fluctuations in the demand for Plumbing and HVAC systems, and the use of incorrect estimates for bidding a fixed price contract. All statements, other than statements of historical facts, included or incorporated by reference in this report that address activities, events or developments that the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), business strategy and measures to implement such strategy, competitive strengths, goals, expansion and growth of the Company's business and operations, plans, references to future success, as well as other statements which include words such as "anticipate," "believe," "plan," "estimate," "expect," and "intend" and other similar expressions, constitute forward-looking statements. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.


GENERAL

         American Plumbing and Mechanical, Inc., a Delaware corporation, is the largest company in the United States focused primarily on the plumbing contracting services industry. The Company provides plumbing, heating, ventilation and air conditioning ("HVAC") and mechanical contracting services to single family residential, multifamily residential and commercial/institutional customers. On April 1, 1999, AMPAM acquired ten U.S. companies (the "Founding Companies"), which, individually, were leading regional providers of plumbing and mechanical contracting services, and commenced operations as one company. AMPAM believes that by combining these regional leaders into one organization, it has created a national provider capable of strengthening and broadening relationships with its consolidating customer base and enhancing its operating efficiency. Prior to being acquired by AMPAM, the Founding Companies performed plumbing and mechanical contracting services for an average of approximately 31 years in 25 states. AMPAM subsequently acquired all of the outstanding stock of three companies and the assets of a fourth company (the "Subsequent Acquisitions," and collectively with the Founding Companies, the "Acquired Companies").

         During the first nine months of this year, AMPAM incorporated four new operating subsidiaries. The Company commenced single family plumbing operations in Dallas, Texas, in Charlotte, North Carolina and in Sacramento, California. The Company also commenced commercial and multi-family plumbing operations in Sacramento, California. In addition, operations were expanded in Houston, Texas to provide single family plumbing, and in Tampa, Florida, Baltimore, Maryland, and Denver, Colorado to provide multi-family HVAC.


RESULTS OF OPERATIONS

Three months ended September 30, 2000 compared to three months ended September 30, 2001

         Revenue increased $12.2 million, or 8%, from $145.5 million for the three months ended September 30, 2000, to $157.7 million for the three months ended September 30, 2001. Increases were noted in single family and multi-family operations, offset by a decrease in commercial operations. The decrease in commercial operations is the result of a focus on higher margin work. During this period, revenue from start-ups increased $4.6 million from $1.7 million for the three months ended September 30, 2000, to $6.3 million for the three months ended September 30, 2001.

         Gross profit decreased $0.2 million, from $26.5 million for the three months ended September 30, 2000, to $26.3 million for the three months ended September 30, 2001. The decline in gross profit was primarily attributable to decreased margins and lower volume at commercial operations, offset by increased volume at single family operations and start-ups. Gross profit from start-ups increased $0.4 million from $0.3 million for the three months ended September 30, 2000, to $0.7 million for the three months ended September 30, 2001. Gross margins decreased from 18.2% for the three months ended September 30, 2000, to 16.7% for the three months ended September 30, 2001. The decline in gross margin reflects increased competition and higher labor costs. The Company expects continued margin pressure, particularly in single family markets, given the current state of the U.S. economy.

         Selling, general and administrative expenses increased $4.4 million, from $11.4 million , or 8% of revenue, for the three months ended September 30, 2000 to $15.8 million, or 10% of revenue, for the three months ended September 30, 2001. The increase in selling, general and administrative expenses was primarily due to higher health and business insurance costs of $3.5 million, or 2% of revenue, and increased volume. Additionally, the Company incurred costs of $1.5 million on certain previously announced strategic initiatives, primarily start-ups, branding and warranty programs.

         Interest expense of $4.6 million is comparable for the periods reported. This is a result of higher levels of debt, offset by lower interest rates.

         The decrease in the provision for income taxes of $1.9 million results from lower taxable income.

         Net income decreased $2.4 million, from $4.6 million for the three months ended September 30, 2000, to $2.2 million for the three months ended September 30, 2001. The decrease is primarily due to decreased margins, higher selling, general and administrative expenses, and losses from the start-ups.

         AMPAM's backlog at the end of the third quarter was $232 million (excluding single family).

Nine months ended September 30, 2000 compared to nine months ended September 30, 2001

         Revenue increased $49.4 million, or 12%, from $412.3 million for the nine months ended September 30, 2000, to $461.7 million for the nine months ended September 30, 2001. Increases were noted in single family and multi-family operations, offset by a decrease in commercial operations. The decrease in commercial operations is the result of a focus on higher margin work. During this period, revenue from start-ups increased $11.2 million from $1.7 million for the nine months ended September 30, 2000, to $12.9 million for the nine months ended September 30, 2001.

         Gross profit increased $1.8 million, from $75.2 million for the nine months ended September 30, 2000, to $77.0 million for the nine months ended September 30, 2001. The increase in gross profit was primarily attributable to increased volume at single family operations and start-ups, offset by margin declines in all markets, with the most significant margin decline in multi-family operations. Gross profit from start-ups increased $0.5 million from $0.3 million for the nine months ended September 30, 2000, to $0.8 million for the nine months ended September 30, 2001. Gross margin decreased from 18.2% for the nine months ended September 30, 2000, to 16.7% for the nine months ended September 30, 2001. The decline in gross margin reflects increased competition and higher material costs. The Company expects continued margin pressure, particularly in single family markets, given the current state of the U.S. economy.

         Selling, general and administrative expenses increased $10.3 million, from $34.6 million, or 8% of revenue, for the nine months ended September 30, 2000 to $44.9 million, or 10% of revenue, for the nine months ended September 30, 2001. The increase in selling, general and administrative expenses was primarily due to higher health and business insurance costs of $6.0 million, or 1% of revenue, and increased volume. Additionally, the Company incurred costs of approximately $3.7 million on certain previously announced strategic initiatives, primarily start-ups, branding and warranty programs.

         Interest expense increased $0.3 million for the nine months ended September 30, 2001 as compared to the same period in 2000. This is a result of higher levels of debt, offset by lower interest rates.

         The decrease in the provision for income taxes of $3.5 million results from lower taxable income.

         Net income decreased $5.1 million, from $12.1 million for the nine months ended September 30, 2000, to $7.0 million for the nine months ended September 30, 2001. The decrease is primarily due to decreased margins, higher selling, general and administrative expenses, and losses from the start-ups.


LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 2001, the Company had $66.6 million in working capital and $166.8 million of outstanding long-term indebtedness, including capital lease obligations totaling $1.7 million.

         For the nine months ended September 30, 2001, net cash provided by operating activities of $10.1 million was partially offset by cash used in investing activities of $7.8 million, which was primarily capital expenditures of $6.2 million and earnout payments of $2.2 million. Cash used in financing activities for the nine months ended September 30, 2001 was $1.1 million and was primarily due to distributions to stockholders, offset by borrowings.

         The Company's Credit Facility, with a total commitment of $95 million, matures on March 31, 2004. The Credit Facility bears interest, at the option of the Company, at the base rate of the arranging bank plus an applicable margin, or at LIBOR plus an applicable margin. As of September 30, 2001, the company had borrowings of $71.5 million and letters of credit outstanding in the amount of $0.8 million, leaving $22.7 million available under the Credit Facility.

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

         Effective January 1, 2001, the company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which requires the company to measure all derivative instruments at fair value and to recognize them in the balance sheet as an asset or liability, depending on the Company's rights or obligations under the applicable derivative contract. AMPAM utilizes certain "derivative instruments" to manage its exposure to market risk.

         During the first quarter, the Company entered into an interest rate swap agreement, which effectively converted $30 million of its variable rate debt under the Credit Facility to fixed rate debt. The Company's risk management policy related to this swap agreement is to hedge the exposure to interest rate movements on a portion of its long-term debt. On September 30, 2001, the Company has a derivative liability of $292,000 included in the accounts payable and accrued liabilities section of the balance sheet. A corresponding amount, net of income tax benefit of $114,000 was recorded as a component of stockholders' equity as accumulated other comprehensive income. Any change in value of this contract, real or hypothetical, would be significantly offset by an inverse change in the value of the variable rate (LIBOR) on the Credit Facility.

         Other than the items mentioned above, there were no other material quantitative or qualitative changes during the first nine months of fiscal 2001 in the Company's market risk sensitive instruments.

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

         None

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

                                        AMERICAN PLUMBING AND MECHANICAL, INC.

         Date: November 9, 2001                  By: /s/ David C. Baggett
                                                     --------------------

                                             David C. Baggett
                                             President
                                             and Chief Financial Officer