Form 10-K405
period 2001-12-31
AMERICAN PLUMBING & MECHANICAL INC
filed 2002-04-01
CIK 1072258

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

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

                                      None

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 of 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No [ ]

         Indicate by check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

         As of March 26, 2002, there were outstanding 13,211,383 shares of common stock and 331,116 shares of Class B common stock of the Registrant. The aggregate market value of voting stock held by non-affiliates of the Registrant is not determinable as such shares were privately placed and there is no public market for such shares.

                      DOCUMENTS INCORPORATED BY REFERENCE:

         Portions of the Registrant's Proxy Statement (the "Proxy Statement") are incorporated by reference in Part III of this Annual Report on Form 10-K (the "Form 10-K").


================================================================================

                                TABLE OF CONTENTS

PART I............................................................................................................1
   Item 1.  Business..............................................................................................1
     Industry Overview............................................................................................2
     Growth Strategy..............................................................................................3
     Services.....................................................................................................4
     Operations...................................................................................................5
     Property and Equipment.......................................................................................6
     Regulation...................................................................................................6
     Employees....................................................................................................7
   Item 2.  Properties............................................................................................7
   Item 3.  Legal Proceedings.....................................................................................7
   Item 4.  Submission of Matters  to a Vote of Security Holders..................................................8


PART II...........................................................................................................9
   Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.................................9
   Item 6.  Selected Financial Data..............................................................................10
   Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations................11
     2001 compared to 2000.......................................................................................11
     2000 compared to  1999......................................................................................11
     Liquidity and Capital Resources.............................................................................12
     Recent Accounting Pronouncements............................................................................13
   Item 7-A.  Quantitative and Qualitative Disclosures About Market Risks........................................14
   Item 8.  Financial Statements and Supplemental Data...........................................................15
   Item 9.  Changes and Disagreements with Accountants on Accounting and Financial Disclosure....................42


PART III.........................................................................................................42
   Item 10.  Directors and Executive Officers of the Registrant..................................................42
   Item 11.  Executive Compensation..............................................................................42
   Item 12.  Security Ownership of Certain Beneficial Owners of Management.......................................42
   Item 13.  Certain Relationships and Related Transactions......................................................42


PART IV..........................................................................................................43
   Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K....................................43

                           FORWARD-LOOKING STATEMENTS

         This report contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended ("Securities Act") and
Section 21E of the Exchange Act to be covered by safe harbors created thereby. Such forward-looking statements are made only as of the date of this report and involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Readers are cautioned that such information involves risks and uncertainties, including those created by general market conditions, competition and the possibility that events may occur which limit the ability of American Plumbing & Mechanical, Inc. and subsidiaries ("AMPAM" or the "Company") to maintain or improve its operating results. Such risks, uncertainties and other important factors include, among others, retention of key management, a national economic downturn or one or more regional downturns in construction, shortages of labor and specialty building materials, difficulty in obtaining or increased costs associated with debt financing, seasonal fluctuations in the demand for plumbing and HVAC systems, and the use of incorrect estimates for bidding a fixed price contract. All statements, other than statements of historical facts, included or incorporated by reference in this report that address activities, events or developments that the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), business strategy and measures to implement such strategy, competitive strengths, goals, expansion and growth of the Company's business and operations, plans, references to future success, as well as other statements which include words such as "anticipate," "believe," "plan," "estimate," "expect," and "intend" and other similar expressions, constitute forward-looking statements. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and the inclusion of such information should not be regarded as a representation that it will occur.



                                     PART I

ITEM 1. BUSINESS

            American Plumbing & Mechanical, Inc. is the largest company in the United States focused primarily on the plumbing contracting services industry. AMPAM also provides heating, ventilation and air conditioning ("HVAC") and mechanical contracting services. The Company provides services to three identifiable industry segments - single family residential, multifamily residential and commercial customers. American Plumbing & Mechanical, Inc. (a Delaware corporation) was organized in June 1998, and acquired ten U.S. businesses (the "Founding Companies") on April 1, 1999. The Founding Companies operated as leading regional providers of plumbing and mechanical contracting services for an average of approximately 31 years prior to being acquired by AMPAM. AMPAM believes that by combining these regional leaders into one organization, it has created a national provider capable of strengthening and broadening relationships with its consolidating customer base and enhancing its operating efficiency. Subsequent to the acquisition of the Founding Companies, and through December 31, 2001, the Company has acquired all of the outstanding stock of three companies and the assets of a fourth, and opened several new locations ("Start-ups"). The Company currently serves its customers out of 31 operating locations in 20 states.

         During 2001, AMPAM derived approximately 53%, 29% and 18% of its revenues from single family residential, multifamily residential and commercial customers, respectively. These three reporting segments all operate domestically, share the same growth strategies, and provide plumbing and HVAC services. However, these different segments provide services to different customers, as well as have different competitors as mentioned below. For financial information on reporting segments, see note 14 to the consolidated financial statements.

SINGLE FAMILY AND MULTIFAMILY RESIDENTIAL

         AMPAM provides plumbing and HVAC construction services, as well as maintenance and repair services to single family and multifamily residential customers. The single family residential market includes housing projects, small condominium projects, and town house development. The multifamily residential market includes large condominiums and apartment projects. As of December 31, 2001, AMPAM had multifamily residential backlog of $152 million, a significant portion of which is expected to be completed during 2002. The single family and multifamily residential customers include local, regional and national residential builders and developers. AMPAM's single family and multifamily residential segments have a diverse customer base with no customer representing more than 10% of the annual revenues for either segment. AMPAM's single family and multifamily residential segments have many diverse competitors, considering the different services provided (plumbing, HVAC and maintenance and repair). AMPAM competes with a number of local, regional and national contractors. The main areas of competition include price, quality of services provided and customer service.

COMMERCIAL

         AMPAM provides plumbing, HVAC and mechanical contracting services to commercial customers. The commercial market includes retail establishments, office buildings, hotels, assisted-living centers, waste water and water purification plants, manufacturing plants and other industrial complexes; and public and private institutional buildings including schools, hospitals, dormitories, military and other governmental facilities, stadiums, arenas, convention centers, airports and prisons. As of December 31, 2001, AMPAM had commercial backlog of $80 million. Commercial projects typically take between one to two years to complete. Although AMPAM's commercial segment has a diverse customer base, one customer during 2001 did account for 14 percent of revenues for this segment. Although the loss of this one customer would negatively impact the earnings of the commercial segment, AMPAM does not believe the loss of this customer would have a material adverse effect on the Company as a whole as revenues from this particular customer accounted for less than three percent of the Company's revenues in 2001.

         AMPAM's commercial segment has many diverse competitors, considering the different services provided (plumbing, HVAC, mechanical and maintenance and repair). The main areas of competition include price, quality of services provided and customer service.

 INDUSTRY OVERVIEW

         General. Virtually all construction and renovation in the United States generates demand for plumbing and mechanical contracting services. AMPAM estimates that the plumbing and mechanical contracting work it performs accounts for approximately 8% to 12% of the total construction cost of commercial projects, and 5% to 10% of the total construction cost of residential projects.

         The plumbing and mechanical contracting service industry is highly fragmented, and AMPAM estimates it to include at least 40,000 companies. Generally, these companies are small, owner-operated, independent contractors who serve customers in a local market, and have limited access to capital for investment in infrastructure, technology and expansion. 2001 marked the tenth year of expansion for the construction industry. Total construction advanced 3% during 2001 to $485.2 billion, down from 5% growth in 2000 and 11% growth in 1999. For the construction industry as a whole, the commercial/industrial construction segment was down 4% during 2001, whereas the residential segment grew 4% during 2001. A weak economy and the events of September 11th contributed to declined growth in the commercial segment, whereas lower interest rates enhanced the growth of the single family residential segment.

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

         The level of construction activity depends on many factors, including interest rates, tax considerations, demand for housing and general economic conditions. AMPAM serves many of the more rapidly growing metropolitan areas, including Orlando, Tampa, Jacksonville, Naples, Sarasota, Ft Myers, Miami and Pensacola, Florida; Atlanta, Georgia; Charlotte, North Carolina; Denver, Colorado; Richmond, Newport News and Arlington, Virginia; Washington D.C.; Baltimore, Maryland; Austin, Houston, Dallas, and San Antonio, Texas; Cincinnati and Columbus, Ohio; Phoenix, Arizona; Las Vegas, Nevada; Indianapolis, Indiana; Jersey City, New Jersey; Riverside, Los Angeles, San Diego, Sacramento, Corona, and the San Fernando Valley, California, among others. The Company also has the ability to mobilize its workforce to other geographic markets based on the demands of its customers. These metropolitan areas have experienced significant new construction activity over the last several years, and demographic trends indicate continued growth in these areas.

GROWTH STRATEGY

         Over the past two years, AMPAM has entered new markets through Start-ups. These Start-ups initially focus on serving existing customers of AMPAM in the new market to build their base. From this base, these Start-ups work to develop relationships with new customers. Over the past year, the Company has also grown by expanding the services it provides at its existing locations. During 2000, AMPAM incorporated operating subsidiaries in Denver, Colorado and Dallas, Texas. The Denver location provides single family and multifamily plumbing services; whereas the Dallas location provides single family plumbing services. During 2001, AMPAM incorporated three new operating subsidiaries. The Company commenced single family plumbing operations in Charlotte, North Carolina and in Sacramento, California. The Company commenced commercial plumbing operations in Sacramento, California. In addition, operations were expanded in Houston, Texas to provide single family plumbing, and in Tampa, Florida, Baltimore, Maryland, Atlanta, Georgia and Denver, Colorado to provide multi-family HVAC.

         For 2002, the Company intends to grow in the same manner as it has this past year - through new Start-ups and by expanding the services provided by existing locations. AMPAM continues to evaluate additional markets to assess the potential for future start-ups. All costs associated with Start-ups are included in the results of operations when incurred.

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

         For both residential and commercial customers, plumbing contracting projects begin with project design and engineering in which the locations, configuration and specifications for the plumbing systems to be installed are determined. Whether the design is provided by the customer, or produced by AMPAM, the type, size and design of piping, fittings, valves, fixtures and other equipment is typically entered into AMPAM's computer systems which handle estimation, materials ordering and job scheduling functions. Substantially all of the equipment and component parts AMPAM installs are purchased from third-party wholesale suppliers or directly from the manufacturers and resold to the customer as part of the contracted installation. Orders and deliveries are coordinated to match the project schedule. Whenever possible, a significant portion of the plumbing and piping assembly is prefabricated at AMPAM facilities in order to reduce on-site installation time, increase quality control and reduce material costs and service time.

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

         Mechanical. Mechanical contracting services provided by AMPAM consist primarily of the installation of mechanical and process piping and tubing, including systems which convey hot and chilled water, steam, medical gas, fuels and other liquid and gaseous substances, as well as the installation of related equipment and fixtures which store, pump, regulate and measure the distribution of these substances. In some cases, these mechanical systems are critical to the underlying business of the future tenant, as in the case of water treatment plants, chemical plants and medical laboratories. Mechanical contracting services provided by AMPAM also include the installation of the piping portion of HVAC systems, including the piping and tubing used to convey hot and chilled water to the heating or cooling systems and the related boilers, chillers, cooling towers, pumps, valves and control devices. Mechanical contracting services are typically provided to commercial customers. See "HVAC" below.

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

         Maintenance and Repair. Maintenance and repair contracting services are generally provided on a per visit basis and through short-term and long-term maintenance contracts. Revenue from repair and maintenance contracting services has historically fluctuated, representing a smaller portion of the overall revenue .

OPERATIONS

         Contracting. Single family and multifamily residential work is generally obtained through relationships with existing customers and referrals, with pricing being negotiated with the particular customer. Commercial work is typically awarded through a competitive bid process, which is often limited to approved bidders who meet bonding and other requirements. Contracts may provide precise specifications for the work to be completed, require the contractor to design and build the plumbing system, or may permit the contractor to provide revised specifications for the project. AMPAM's plumbing contracts are generally structured on a fixed cost basis. Revenues for a typical multifamily residential plumbing project for installation in a low-rise apartment complex range from approximately $500,000 to $1,500,000. Single family residential projects vary based on the size of the development, and revenues for each home range from approximately $6,000 to $15,000. Revenues from a single commercial mechanical contracting project generally range from approximately $500,000 to $10,000,000, depending upon the size of the building involved, the nature of the plumbing and mechanical contracting services involved, and the specific equipment and fixtures to be installed.

         Engineering and Design. AMPAM has engineering and design capabilities which enable it to offer a high level of service to its customers. These capabilities may be offered "in-house" or obtained from third parties, as appropriate. CAD systems may be used to "value engineer" the project by providing cost saving alternatives to the specifications and designs provided by the customer, or to actually design and build the plumbing and mechanical systems to be installed. CAD systems can be used to automate the production of blueprints and specifications, produce a schedule of required assemblies, and to assist in selecting the materials and equipment to be used. AMPAM is further developing its "value engineering" and design-and-build capabilities to help capture higher margins resulting from the cost savings passed on to the customer.

         Purchasing. AMPAM estimates that its cost of materials purchased represents approximately 38% of AMPAM's revenues. AMPAM purchases copper, steel, cast iron, PVC and ABS pipe, valves, hangers, fire protection and sprinkler systems, plumbing fixtures, drains, water heaters, boilers, chillers, air handling units and pumps, and other materials from a number of manufacturers. AMPAM purchases these materials directly from the manufacturer or through wholesalers and other distributors.

         In some instances, AMPAM receives discounts from wholesalers in return for prompt payment, and AMPAM negotiates with wholesalers to receive discounts whenever possible. As a result of its size, AMPAM negotiates directly with many national manufacturers to participate in rebate programs offered by those manufacturers.

         Management Information Systems. AMPAM has centralized the consolidated accounting and financial reporting activities at its corporate headquarters while basic accounting activities are conducted at the operating level. Several of the acquired companies, serving both the residential and commercial markets, possess software systems which handle estimation, materials, ordering and job scheduling functions. During 2002, AMPAM will begin the process of implementing the J.D. Edwards computer system as the standard information system throughout the Company. The estimated completion date of the project is 2005. AMPAM believes that common information systems will result in more meaningful comparisons between locations, improved controls, better communication and enhanced field management tools.

         Recruiting and Training. Recruiting and training primarily occur at the local level for each operating unit of AMPAM, but are also supplemented by national programs. During 2001, AMPAM initiated a new management trainee program which focuses on promoting from within, as well as providing college graduates with 1-2 years "hands on" experience in all facets of their respective segment. AMPAM also shares best practices in recruiting, selection, training, and apprenticeship programs from among the different locations. AMPAM believes it is able to attract highly qualified candidates as a result of its national size, potential for growth and advancement, as well as its health, disability and life insurance, and retirement benefits.

         Intellectual Property and Licensing. AMPAM has obtained certain trademarks and trade names for its products and services to distinguish genuine AMPAM products and services from its competitors' products and services. During 2001, AMPAM underwent a national branding effort, renaming all locations to "AMPAM" to promote nationwide name recognition.

         Seasonality. The plumbing and mechanical contracting services industry is influenced by seasonal factors, which generally result in lower activity during winter months than in other periods. As a result, AMPAM expects that its revenues and profits will generally be lower in the first and fourth quarters of each fiscal year, and higher in the second and third quarters.

PROPERTY AND EQUIPMENT

         AMPAM operates a fleet of approximately 2,000 owned and leased trucks, vans and support vehicles, as well as heavy machinery including cranes, backhoes and high-lifts. The Company believes these vehicles are adequate for AMPAM's current operations.

REGULATION

         Operations and Licensing. AMPAM's business is subject to various federal, state and local laws, regulations, ordinances and policies relating to, among other things:

     o  the licensing and certification of plumbers and technicians;
     o  AMPAM's advertising, warranties and disclosures to its customers;
     o the bidding process required to obtain plumbing and mechanical contracts; and
     o the applicable plumbing, mechanical and building codes with which AMPAM must comply.

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

EMPLOYEES

         At December 31, 2001, AMPAM had approximately 5,600 employees. Currently, none of AMPAM's employees are members of unions or work under a collective bargaining agreement. AMPAM believes that its relationship with its employees is satisfactory.


ITEM 2.  PROPERTIES

         The Company's subsidiaries operate out of 30 leased facilities and one owned facility in 20 states. The warehouses, administrative offices and shops are generally covered by operating leases ranging from five to ten years, and are on terms the Company believes to be commercially reasonable. AMPAM leases fifteen facilities, and owns one facility for single family residential operations, consisting of warehouse, office and shop space. The Company leases nine facilities for multifamily residential operations, also consisting of warehouse, office and shop space. For commercial operations, the Company leases six locations, consisting primarily of office and shop space. Certain of the facilities are leased from related parties (see note 6 to the consolidated financial statements and information for Item 13 incorporated by reference from the Proxy Statement). AMPAM believes its facilities are adequate for its present needs. AMPAM also believes that suitable additional or replacement space will be available as required.

         The Company leases its executive offices in Round Rock, Texas.


ITEM 3.  LEGAL PROCEEDINGS

In October 2001, AMPAM and its operating subsidiary AMPAM Christianson, L.P. filed suit against two former stockholders of Christianson Enterprises who are current holders of Series A Redeemable Preferred Stock ("preferred stock") alleging, among other things, breaches of certain provisions of the underlying acquisition agreement pursuant to which AMPAM purchased Christianson Enterprises n/k/a AMPAM Christianson. In February 2002, the defendants filed a counterclaim alleging, among other things, anticipatory breach of the acquisition agreement. In March 2002, the parties entered into a settlement agreement and general release pursuant to which the defendants and related parties will tender all of their preferred stock and AMPAM will pay the defendants and related parties $3.1 million. As of March 12, 2002, the defendants and their related parties held 524,435 shares of preferred stock with a liquidation value of $6,817,655 and were due approximately $500,000 for outstanding but undeclared dividends, all of which will be included in the settlement. The settlement agreement becomes effective upon the transfer of the referenced consideration that is scheduled to take place on or before April 21, 2002, at which time the parties will have no further duties, obligations, or liabilities to each other related to the acquisition agreement or preferred stock and the parties' agreement to release any and all claims against each other will become effective.

         AMPAM also has, from time to time, been a party to litigation arising in the normal course of business. Most of the litigation involves claims for personal injury, property damage, and/or warranty/defect claims incurred in connection with its operations. Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the financial condition or results of operations of the Company.


 ITEM 4.  SUBMISSION OF MATTERS  TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         As of March 26, 2002, there were approximately 92 holders of the Company's common stock and approximately 6 holders of the Company's Class B common stock, neither of which has an established public trading market.

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

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected historical financial data reflects the results and financial position of Christianson Enterprises, the accounting acquiror, for the periods prior to April 1, 1999. Results of operations for the year ended December 31, 1999 represent Christianson's results for the three months ended March 31, 1999, and the consolidated results of AMPAM for the remainder of the year. Results of operations for the year ended December 31, 2000 and December 31, 2001 represent the consolidated results of AMPAM. See note 11 to the consolidated financial statements for details on Company acquisitions made in 1999 and 2000.


                                                                 Year Ended
                                                                December 31,
                                                               (In Thousands)
                                    ------------------------------------------------------------------
                                        1997          1998        1999          2000          2001
                                        ----          ----        ----          ----          ----
STATEMENT OF OPERATIONS DATA:
   Revenues                         $   50,909      $  63,374    $ 334,002     $ 557,887    $ 606,225
   Cost of revenues (including
     depreciation)                      37,504         45,704      269,972       459,429      505,781
                                    ----------      ---------    ---------     ---------     ---------
   Gross profit                         13,405         17,670       64,030        98,458      100,444
   Selling, general and
     administrative expenses            11,497         17,078       29,590        46,442       61,106
   Noncash stock compensation
     expense                                 -              -        7,992             -            -
   Goodwill amortization                     -              -        3,303         5,569        5,648
                                    ----------      ---------    ---------     ---------     ---------
   Income from operations (a)            1,908            592       23,145        46,447       33,690
   Interest and other income
     (expense), net                         59             56      (11,905)      (17,569)     (17,368)
                                    ----------      ---------    ---------     ---------     ---------
   Income before provision for
     income taxes                        1,967            648       11,240        28,878       16,322
   Provision for income taxes (c)           77             32        7,859        13,519        8,753
                                    ----------      ---------    ---------     ---------     ---------
   Income before extraordinary loss      1,890            616        3,381        15,359        7,569
   Extraordinary loss (b)                    -              -          455           887            -
                                    ----------      ---------    ---------     ---------     --------
   Net income (a)                   $    1,890            616        2,926     $  14,472     $  7,569
                                    ==========      =========    =========     =========     ========

BALANCE SHEET DATA (AT END OF
PERIOD)

   Total assets (d)                 $    7,634         11,210      267,751       318,466    $ 322,899
   Long-term debt, net of current
     maturities(e)                         329            349      150,258       178,860      168,203
   Total stockholders' equity (d)        5,685          6,301       43,391        63,308       69,174

(a) The level of net income in periods prior to April 1, 1999 are primarily attributable to the level of owner's compensation paid during those periods.
(b) The extraordinary loss for 1999 and 2000 are attributable to the early extinguishments of debt net of tax benefit.
(c) Prior to the merger on April 1, 1999, Christianson elected S Corporation status. Consequently, the provision for income taxes prior to April 1, 1999 consists of only state income taxes.
(d) Upon adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", on January 1, 2002, the Company incurred a write-down of the goodwill associated with its commercial operations of approximately $35 million. See note 2 to the consolidated financial statements.
(e) Amounts shown for 1999, 2000, and 2001 include the redeemable preferred stock of $13.6 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements.

2001 COMPARED TO 2000

         Revenues for the year ended December 31, 2001 increased 9% to $606.2 million, versus $557.9 million for 2000. Revenues from single family and multifamily residential operations increased 11% and 20%, respectively; whereas revenues from commercial operations decreased 9%. Single family residential Start-ups had revenues of $8.2 million. The increase in residential revenues is due to Start-ups, increased volume at existing locations, and price increases initiated to cover increased operating costs. The decrease in commercial revenues was due to increased competition and the economic slowdown.

         Gross profit increased $1.9 million, or 2%, from $98.5 million for the year ended December 31, 2000, to $100.4 million for the 2001. The increase in gross profit was primarily due to an increase in volume on single family residential operations, including residential Start-up increases of $0.8 million, offset by decreases in gross profit in the multifamily residential and commercial operating segments. Gross margin decreased from 17.6% for the year ended December 31, 2000, to 16.6% for the year ended December 31, 2001. The decrease in gross margins for the multifamily and commercial segments is primarily attributable to increased competition, lower demand and increases in certain material and labor costs.

         General and administrative expenses for 2001 were $61.1 million (10% of revenues), versus $46.4 million (8% of revenues) in 2000. The increase in selling, general and administrative expenses was primarily due to the increase in health and business insurance costs of $7.6 million (from $2.4 million in 2000 to $10.0 million in 2001), and increased volume. Additionally, the Company incurred increased costs of approximately $4.8 million on certain previously announced strategic initiatives, including Start-ups, branding, warranty programs and the systems project (from $0.8 million in 2000 to $5.6 million in 2001).

         Income from operations decreased $12.7 million from $46.4 million for the year ended December 31, 2000, to $33.7 million for the year ended December 31, 2001. The decrease in income from operations was primarily due to increased volume, offset by decreased margins and higher selling, general and administrative expenses.

         Interest expense decreased $0.2 million, reflecting lower interest rates.

         The decrease in the provision for income taxes of $4.7 million results from lower taxable income.

         Net income decreased $6.9 million, from $14.5 million for the year ended December 31, 2000, to $7.6 million for 2001.


2000 COMPARED TO  1999

         Revenues increased $223.9 million, or 67%, from $334.0 million for the year ended December 31, 1999, to $557.9 million for the year ended December 31, 2000. The growth was primarily due to the subsequent acquisitions, as well as having a full year's results of the Founding Companies included in 2000. The Company also experienced increased activity in the single family residential and multifamily housing markets, and initiated modest price increases in certain markets in an attempt to cover increased operating costs.

         Gross profit increased $34.5 million, or 54%, from $64.0 million for the year ended December 31, 1999, to $98.5 million for the year ended December 31, 2000. The increase in gross profit was primarily due to the subsequent acquisitions, as well as having a full year's results of the Founding Companies included in 2000. The increase in gross profit, generated by higher levels of activity, was partially offset by increases in certain material and labor costs. Gross margin decreased from 19% for the year ended December 31, 1999, to 18% for the year ended December 31, 2000. The decrease is attributable to the acquired companies, particularly those in the commercial market, which have historically generated lower margins than Christianson. Decreases in gross margin were also attributable to higher material and labor costs.

         Selling, general and administrative expenses increased $16.8 million, or 57%, from $29.6 million for the year ended December 31, 1999, to $46.4 million for the year ended December 31, 2000. The increase in selling, general and administrative expenses was primarily due to the acquired companies and the corporate general and administrative costs incurred after April 1, 1999.

         The noncash stock compensation charge in 1999 represents the value of shares issued to management in connection with the formation of the business. No such share issuance was made in 2000.

         Income from operations increased $23.3 million from $23.1 million for the year ended December 31, 1999, to $46.4 million for the year ended December 31, 2000. The increase in income from operations was primarily due to the acquired companies, increases in the volume of work performed and the reduction in Christianson's officers' compensation. Results for the year ended December 31, 1999 were also burdened by the noncash stock compensation charge.

         Interest Expense increased by $6.4 million from $12.1 million for the year ended December 31, 1999 to $18.5 million for the year ended December 31, 2000. The increase was due to higher average levels of indebtedness, partially offset by lower average interest rates due to the repurchase of $30.0 million of the Senior Subordinated Notes in 2000.

         The increase in income tax expense resulted from the Company recording federal income taxes for the period after April 1, 1999. Prior to this date, Christianson elected S Corporation status.

         The extraordinary item that occurred in 2000 related to the write-off of transaction costs associated with the repurchase of $30.0 million of Senior Subordinated Notes. The 1999 extraordinary item related to the write-off of loan costs and unamortized discount associated with the $30.0 million Subordinated Loan entered into on April 1, 1999, that was repaid with the proceeds from the Senior Subordinated Note offering on May 19, 1999.

         Net income increased $11.6 million, or 400%, from $2.9 million for the year ended December 31, 1999, to $14.5 million for the year ended December 31, 2000. The increase was due to the acquired companies, offset by lower gross margins. Additionally, 1999 results reflected the one time charges resulting from the initial organization of the Company.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 2001, AMPAM had $58.1 million in working capital and $154.7 million of outstanding indebtedness, including capital lease obligations totaling $1.1 million.

         For the year ended December 31, 2001, net cash provided by operating activities was $22.6 million. Cash used in investing activities was $7.8 million for the year ended December 31, 2001, resulting primarily from purchases of property and equipment and payments of earnout clauses contained in the purchase agreements of the Founding Companies, offset by proceeds received on the sale of property and equipment. At December 31, 2001 no additional earnout payments were due the founders. Cash used in financing activities for the year ended December 31, 2001 was $13.2 million. Net payments under the Bank Credit Facility of $10.0 million were made during the year. Additionally, the Company made payments to the former stockholders of Christianson, the accounting acquiror, under earnout agreements contained in the purchase agreement. These payments were treated as distributions.

         For the year ended December 31, 2000, net cash provided by operating activities was $4.6 million. Cash used in investing activities was $22.2 million for the year ended December 31, 2000, resulting primarily from an acquisition completed in the first quarter of 2000, purchases of property and equipment, and payments of earnout clauses contained in the purchase agreements of the Founding Companies. At December 31, 2000 earnout payments due founders were approximately $3.9 million. Cash provided by financing activities for the year ended December 31, 2000 was $17.3 million. Net borrowings under the Bank Credit Facility of $58.0 million were used to repurchase of a portion of the Senior Subordinated Notes and to repurchase certain Class B shares. Additionally, the Company made payments to the former stockholders of Christianson, the accounting acquiror, under earnout agreements contained in the purchase agreement. These payments were treated as distributions.

         The Company's Credit Facility, with a total commitment of $95 million, as amended, matures on March 31, 2004. The Credit Facility bears interest, at the option of the Company, at the base rate of the arranging bank plus an applicable margin, or at LIBOR plus an applicable margin. As of December 31, 2001, the Company had borrowings of $60.0 million leaving $35.0 million available under the Credit Facility.

         After April 1, 2002, the holders of the preferred stock may require the Company to redeem the preferred stock (in whole or in part). The redemption price per share will be equal to the liquidation value ($13 per share) plus accrued and unpaid dividends through the date of redemption. As discussed in
Item 3., in settlement of a lawsuit, the Company will receive all of the preferred stock held the defendants and related parties and the Company will pay the defendants $3.1 million. As of March 12, 2002, the defendants and their related parties held 524,435 shares of preferred stock. The settlement also includes approximately $0.5 million in undeclared preferred dividends that are due the defendants thru March 31, 2002. The remaining preferred stock has a redemption value of approximately $6.8 million. The provisions of the Company's Credit Facility restrict the Company's ability to redeem the remaining shares of preferred stock. At December 31, 2001, undeclared dividends in arrears approximate $0.7 million. See note 8 and note 12 to the consolidated financial statements for more information.

         The Company's capital expenditure budget for 2002, is approximately $6 million. These expenditures primarily relate to the purchase of vehicles and equipment and expenditures related to the installation of a company wide computer information system. The capital expenditures are expected to be funded from cash flows from operations and borrowings under the Credit Facility. Capital expenditures for the year ended December 31, 2001, were approximately $9.2 million.

         AMPAM anticipates that its cash flow from operations and borrowings under the Credit Facility will provide sufficient cash to enable the Company to meet its working capital needs, debt service requirements and planned capital expenditures for property and equipment through the foreseeable future.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations," ("SFAS 141"). SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and that intangible assets be identified and recognized apart from goodwill if they meet certain criteria. The use of the pooling-of-interests method is prohibited. The adoption of SFAS 141 did not have a significant impact on the Company's financial statements

         In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 addresses the accounting and reporting for acquired goodwill and other intangible assets, and provides that goodwill should not be amortized. Rather, it must be tested for impairment annually or more frequently if circumstances indicate potential impairment. SFAS 142 was effective January 1, 2002. SFAS 142 also requires the Company to complete a transitional goodwill impairment test within six months from the date of adoption. The adoption of SFAS 142 on January 1, 2002, resulted in a write-down of goodwill of approximately $35 million. The goodwill impairment was generated by the commercial segment of AMPAM's operations. This write-down of goodwill was recorded as a cumulative effect of a change in accounting principle and will be reflected in the Company's 2002 first quarter Form 10-Q. On December 31, 2001, the Company has $154.7 million of goodwill on the balance sheet, and recognized $5.6 million of goodwill amortization expense for the year ended December 31, 2001.

         In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations," ("SFAS 143"). It addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It also applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, and development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. The Company adopted SFAS No. 143 on January 1, 2002. The adoption of SFAS No. 143 did not have a significant impact on its financial statements.

         In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS 144"). It addresses the financial accounting and reporting for the impairment of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. The Company adopted SFAS No. 144 on January 1, 2002. The Company's adoption of SFAS 144 did not have a significant impact on its financial statements.

ITEM 7-A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         AMPAM is exposed to various market risks primarily related to potential adverse changes in interest rates as discussed below. In the normal course of business, the Company employs established policies and procedures to manage this risk.

         The Company's exposure to changes in interest rates primarily results from its short-term and long-term debt with both fixed and floating interest rates. The Company's debt with fixed interest rates consists of Senior Subordinated Notes and capital leases. Debt with variable interest rates consists primarily of the Credit Facility. On January 2, 2001 and extended effective September 28, 2001, in order to mitigate the interest rate risk associated with its variable rate debt, the Company entered into an interest rate swap with a notional amount of $30.0 million that will expire on September 28, 2002. Under the original terms of the swap, the Company paid interest at a fixed rate of 8.84% and received interest based on the 90 day LIBOR rate. Under the extension, payments are made based on a fixed rate of 3.51% and received on a LIBOR based variable rate (1.91% at December 31, 2001), reducing the fixed rate associated with this transaction to 6.51%. The swap is settled on a quarterly basis with the interest rate differential received or paid by AMPAM recognized as an adjustment to interest expense. The Company has designated the interest rate swap agreement as a cash flow hedge of future interest payments on its variable rate long-term debt (See note 5 to the consolidated financial statements). The following table presents the Company's financial instruments and related average interest rates by year of maturity and their fair market value at December 31, 2001 ($ in thousands). A one percent increase in the interest rate on the variable rate debt would result in an annual increase of $0.6 million in interest expense.


                                                                                                       Fair
                                  2002       2003       2004        2005       2006   Thereafter       Value
                               --------   --------   --------    --------   --------  ----------    ----------

   Interest Rate Swap            $ 315     $  --     $    --      $  --       $ --      $    --        $    315

   Variable Rate Debt            $  --     $  --     $60,000     $   --       $ --      $     --       $ 60,000
   Average Interest Rate            --%       --%       4.97%        --%        --%          -- %          4.97%

   Fixed Rate Debt               $ 167     $ 117      $  109      $  39       $ 37      $ 94,266       $ 94,735
   Average Interest Rate          10.5%     10.5%       10.5%      10.5%      10.5%         11.6%          11.5%

         The average interest rate for the variable rate debt (Credit Facility) shown in the table above does not reflect the 6.51% that will be paid under the interest rate swap on $30.0 million for the first nine months of 2002. The interest rate swap represents the unrealized loss as of December 31, 2001.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of American Plumbing & Mechanical,
Inc.:

We have audited the accompanying consolidated balance sheets of American Plumbing & Mechanical, Inc., and Subsidiaries (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such 2001 and 2000 consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



DELOITTE & TOUCHE LLP
Houston, Texas
March 28, 2002

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To American Plumbing & Mechanical, Inc., and Subsidiaries:

We have audited the accompanying consolidated statements of income, cash flows and stockholders' equity of American Plumbing & Mechanical, Inc., and Subsidiaries for the year ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of American Plumbing & Mechanical, Inc., and Subsidiaries for the year ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.



ARTHUR ANDERSEN LLP
Austin, Texas
February 11, 2000

                      AMERICAN PLUMBING & MECHANICAL, INC.

                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                        (In Thousands, Except Share Data)

                                                                                                         December 31,
                                                                                                  ----------------------------
                                                                                                        2000           2001
                                                                                                  -----------       ----------
                                             ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                                        $      87      $   1,666
   Accounts receivable, net                                                                            96,616         96,412
   Inventories                                                                                          8,678         12,460
   Costs and estimated earnings in excess of billings on uncompleted contracts                         23,888         26,523
   Prepaid expenses and other current assets                                                            3,083          5,358
                                                                                                    ---------      ---------

         Total current assets                                                                         132,352        142,419
PROPERTY AND EQUIPMENT, net                                                                            21,741         21,702
GOODWILL, net                                                                                         160,387        154,739
OTHER NONCURRENT ASSETS                                                                                 3,986          4,039
                                                                                                    ---------      ---------
         Total assets                                                                               $ 318,466      $ 322,899
                                                                                                    =========      =========

                              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                                            $  56,417      $  69,465
   Accounts payable, related parties, including acquisition consideration payable                       3,920             --
   Billings in excess of costs and estimated earnings on uncompleted contracts                         13,544         14,718
   Current maturities of capital lease obligations                                                        700            167
                                                                                                    ---------      ---------

         Total current liabilities                                                                     74,581         84,350
LONG-TERM LIABILITIES:
   Long-term debt                                                                                     165,225        154,568
   Deferred income taxes                                                                                1,717          1,172
                                                                                                    ---------      ---------
         Total liabilities                                                                            241,523        240,090

COMMITMENTS AND CONTINGENCIES (note 12)

SERIES A REDEEMABLE PREFERRED STOCK, $.01 par value, $13 liquidation value,
  10,000,000 shares authorized, 1,048,820 shares issued and outstanding                                13,635         13,635

STOCKHOLDERS' EQUITY:

   Common stock, $.01 par value, 100,000,000 shares authorized, 13,271,383 and 13,211,383
     shares issued and outstanding at December 31, 2000 and December 31, 2001, respectively               133            132

   Class B common stock, $.01 par value, 5,000,000 shares authorized, 331,116 shares issued and
     outstanding                                                                                            3              3
   Additional paid-in capital                                                                          41,952         41,805
   Retained earnings                                                                                   21,220         27,426


   Accumulated other comprehensive loss                                                                     -           (192)
                                                                                                    ---------      ---------

         Total stockholders' equity                                                                    63,308         69,174
                                                                                                    ---------      ---------
         Total liabilities and stockholders' equity                                                 $ 318,466      $ 322,899
                                                                                                    =========      =========

              The accompanying notes are an integral part of these consolidated financial statements.

                      AMERICAN PLUMBING & MECHANICAL, INC.

                                AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                 (In Thousands)



                                                                                           Year Ended December 31,
                                                                                     ------------ ------------ -------------
                                                                                         1999         2000         2001
                                                                                     ---------    ---------    ---------

REVENUES                                                                                 $334,002   $ 557,887    $ 606,225

COST OF REVENUES (including depreciation)                                                 269,972     459,429      505,781
                                                                                         --------   ---------    ---------

         Gross profit                                                                      64,030      98,458      100,444

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                               29,590      46,442       61,106
NONCASH STOCK COMPENSATION EXPENSE                                                          7,992          --           --
GOODWILL AMORTIZATION                                                                       3,303       5,569        5,648
                                                                                         --------   ---------    ---------
         Income from operations                                                            23,145      46,447       33,690

OTHER INCOME (EXPENSE):
   Interest expense                                                                       (12,137)    (18,518)     (18,312)
   Interest and dividend income                                                               172         154          100
   Other                                                                                       60         795          844
                                                                                               --          --           --
                                                                                         --------   ---------    ---------
         Other expense, net                                                               (11,905)    (17,569)     (17,368)
                                                                                         --------   ---------    ---------
INCOME BEFORE PROVISION FOR INCOME TAXES and EXTRAORDINARY LOSS                            11,240      28,878       16,322

PROVISION FOR INCOME TAXES                                                                  7,859      13,519        8,753
                                                                                         --------   ---------    ---------
INCOME BEFORE EXTRAORDINARY LOSS                                                            3,381      15,359        7,569

EXTRAORDINARY LOSS ON DEBT EXTINGUISHMENT, net of tax benefit                                 455         887            -
                                                                                         --------   ---------    ---------

NET INCOME                                                                                  2,926      14,472        7,569


PREFERRED DIVIDENDS                                                                         1,023       1,363        1,363
                                                                                         --------   ---------    ---------

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS                                              $  1,903    $ 13,109    $   6,206
                                                                                         ========    ========    =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      AMERICAN PLUMBING & MECHANICAL, INC.

                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In Thousands)

                                                                                            Year Ended December 31,
                                                                                      --------------------------------------
                                                                                          1999         2000         2001
                                                                                      ----------   ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                           $  2,926     $ 14,472      $ 7,569
   Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                                       6,535       10,715       11,291
       Noncash compensation expense                                                        7,992           --           --
       Amortization of deferred compensation expense                                         343          307          182
       Extraordinary loss on early extinguishments of debt                                   769        1,365           --
       (Gain) / loss on disposal of property and equipment                                   183         (176)        (358)
       Deferred income taxes                                                               1,529        2,055        1,283
       Increase (decrease) in cash flows from:
         Accounts receivable, net                                                        (10,324)     (16,354)          30
         Inventories                                                                      (1,697)          (8)      (3,782)
         Costs and estimated earnings in excess of billings on uncompleted
            Contracts                                                                     (2,775)      (6,567)      (2,635)
         Prepaid expenses and other current assets                                         1,546          707         (555)
         Accounts payable and accrued expenses                                            (1,683)       2,118        8,454
         Billings in excess of costs and estimated earnings on uncompleted
           Contracts                                                                       6,230       (4,022)       1,174
         Other, net                                                                       (1,883)         (55)         (80)
                                                                                        --------     --------      -------
   Net cash provided by operating activities                                               9,691        4,557       22,573
                                                                                        --------     --------      -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions of property and equipment                                                    (5,077)      (7,881)      (9,225)
   Proceeds from sale of property and equipment                                              101          661        3,571
   Earnout payments to founding company stockholders                                          --       (3,605)      (2,164)
   Acquisition of companies, net of cash acquired                                        (77,955)     (11,353)          --
                                                                                        --------     --------      -------
   Net cash used in investing activities                                                 (82,931)     (22,178)      (7,818)
                                                                                        --------     --------      -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings on subordinated loan                                                        30,000           --           --
   Payments on subordinated loan                                                         (30,000)          --           --
   Net borrowings/(payments) on bank Credit Facility                                      10,975       58,000      (10,000)
   Buyback of Class B common stock                                                            --       (6,966)          --
   Distributions to stockholders                                                         (46,409)      (2,634)      (1,756)
   Payments on long-term debt and capital lease obligations                              (10,628)        (183)        (739)
   Issuance of senior subordinated notes                                                 118,668           --           --
   Principal payments on senior subordinated notes                                            --      (29,539)          --
   Preferred dividends                                                                    (1,023)      (1,363)        (681)
   Proceeds from sale of common stock                                                         70           --           --
                                                                                        --------     --------      -------
   Net cash provided by (used in) financing activities                                    71,653       17,315      (13,176)
                                                                                        --------     --------      -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                      (1,587)        (306)       1,579
CASH AND CASH EQUIVALENTS, beginning of year                                               1,980          393           87
                                                                                        --------     --------     --------
CASH AND CASH EQUIVALENTS, end of year                                                  $    393     $     87     $  1,666
                                                                                        ========     ========     ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for:
     Interest                                                                           $ 11,174     $ 19,125       17,642
     Income taxes                                                                          8,400       17,257        1,217
   Noncash Item:
     Capital lease additions                                                                 534           --           94

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      AMERICAN PLUMBING & MECHANICAL, INC.

                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                        (In Thousands, Except Share Data)


                                                            Class B                                       Accumulated
                                     Common Stock         Common Stock               Additional             Other         Total
                                     ------------         ------------        Stock   Paid-In  Retained  Comprehensive  Stockholders
                                   Shares     Amount    Shares     Amount    Warrants Capital  Earnings      Loss          Equity
                                   ------     ------    ------     ------    -------- -------  --------  -------------  ------------

BALANCE, December 31, 1998         82,200     $  82           --     $  --    $   --    $   11   $ 6,208     $   --     $  6,301
  Exchange of accounting
    acquiror stock                (82,200)      (82)          --        --        --        82        --         --           --
  Issuance of stock to
    accounting acquiror           926,772         9           --        --        --        (9)       --         --           --
  Issuance of stock to
    stockholders of founding
    companies and promoter      8,012,918        80    2,146,587        21        --    76,869        --         --       76,970
  Distribution to accounting
    acquiror                           --        --           --        --        --   (60,159)       --         --      (60,159)
  Issuance of shares to
    management                    844,000         9      276,930         3        --     7,980        --         --        7,992
  Stock issuance costs                 --        --           --        --        --    (3,573)       --         --       (3,573)
  Amortization of deferred
    compensation expense               --        --           --        --        --       343        --         --          343
  Issuance of common stock
    warrants                           --        --           --        --       300        --        --         --          300
  Expiration of common stock
    warrants                           --        --           --        --      (300)      300        --         --           --
  Sale of common stock             10,000        --           --        --        --        70        --         --           70
  Issuance of stock to
    stockholders of subsequent
    acquisitions                1,471,539        15           --        --        --    13,229        --         --       13,244
  Preferred dividends                  --        --           --        --        --        --    (1,023)        --       (1,023)

  Net income                           --        --           --        --        --        --     2,926         --        2,926
                               ----------       ---    ---------       ---        --    ------     -----       ----     --------

BALANCE, December 31, 1999     11,265,229       113    2,423,517        24        --    35,143     8,111         --       43,391
  Amortization of deferred
    compensation expense               --        --           --        --        --       307        --         --          307
  Issuance of stock for
    acquisition                 1,346,154        13           --        --        --    13,447        --         --       13,460
  Issuance of stock to
    stockholders of founding
    companies - "Earnout Shares"  659,926         7           --        --        --        --        --         --            7
  Issuance of stock for options
    exercised                          74        --           --        --        --        --        --         --           --

  Buyback of Class B common
    stock                              --        --   (2,092,401)      (21)       --    (6,945)       --         --       (6,966)
  Preferred dividends                  --        --           --        --        --        --    (1,363)        --       (1,363)

  Net income                           --        --           --        --        --        --    14,472         --       14,472
                               ----------       ---    ---------       ---        --    ------     -----       ----     --------


BALANCE, December 31, 2000     13,271,383       133      331,116         3        --    41,952    21,220 -       --       63,308
  Amortization of deferred
    compensation expense               --        --           --        --        --       182        --         --          182
  Received and cancelled common
    stock                         (60,000)       (1)          --        --        --      (329)       --         --         (330)
  Preferred dividends                  --        --           --        --        --        --    (1,363)        --       (1,363)

  Net income                           --        --           --        --        --        --     7,569         --           --

  Other comprehensive loss             --        --           --        --        --        --        --       (192)          --

  Total comprehensive income           --        --           --        --        --        --     7,569       (192)       7,377
                              -----------     -----     --------     -----    ------  --------  --------      -----       ------
BALANCE, December 31, 2001    $13,211,383     $ 132      331,116     $   3    $   --  $ 41,805  $ 27,426      $(192)      69,174
                              ===========     =====     ========     =====    ======  ========  ========      =====       ======

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      AMERICAN PLUMBING & MECHANICAL, INC.

                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       BUSINESS AND ORGANIZATION:

         American Plumbing & Mechanical, Inc. (collectively with its subsidiaries "AMPAM" or the "Company"), is the largest company in the United States focused primarily on the plumbing contracting services industry. AMPAM also provides heating, ventilation and air conditioning ("HVAC") and mechanical contracting services. American Plumbing & Mechanical, Inc. (a Delaware corporation), was organized in June 1998, and acquired ten U.S. businesses (the "Founding Companies") on April 1, 1999. The acquisitions were accounted for using the purchase method of accounting with Christianson Enterprises, Inc. and affiliates ("Christianson") being reflected as the accounting acquiror. Subsequently, the Company acquired the outstanding stock of three additional companies and the assets of a fourth company. The Company currently serves its customers out of 31 operating locations in 20 states.


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         PRINCIPLES OF CONSOLIDATION

         The accompanying consolidated financial statements present Christianson as the accounting acquiror. These financial statements consolidate Christianson with the consolidated results of AMPAM since April 1, 1999. All significant intercompany transactions have been eliminated in consolidation.

         FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amounts reflected in the accompanying balance sheet for cash, accounts receivable, costs and estimated earnings in excess of billings on uncompleted contracts, accounts payable and accrued expenses, and billings in excess of costs and estimated earnings on uncompleted contracts approximate fair value due to the short term nature of the instruments. As of December 31, 2001, the Senior Subordinated Notes traded at 94% of par value reflecting an approximate fair value of $89.3 million. The Credit Facility has a variable interest rate. Therefore, the Company believes its carrying value approximates fair value. The approximate fair value of the interest rate swap reflected in accounts payable and accrued expenses was $315,000. The fair value of this instrument is based on market quotes.

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

         GOODWILL

         The Company recorded as goodwill the excess of the purchase price paid for business acquisitions over the fair value of the net assets acquired. Through December 31, 2001, goodwill was amortized to income on a straight-line basis over a 30 year period. On January 1, 2002, AMPAM adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets". See "Recent Accounting Pronouncements" below.

         DEBT ISSUANCE COSTS

         Debt issuance costs as of December 31, 2000 and 2001 of approximately $3.8 million and $3.6 million, respectively, related to AMPAM's Senior Subordinated Notes and the Bank Credit Facility are included in Other Noncurrent Assets. These capitalized costs are amortized to interest expense over the scheduled maturity of the debt, which approximates the effective interest method. For the years ended December 31, 1999, 2000 and 2001, approximately $0.7 million, $0.9 million and $0.8 million was amortized to interest expense, respectively. In conjunction with the $30.0 million repurchase of the Senior Subordinated Notes in 2000, $1.4 million was charged to expense as an extraordinary loss (See note 5).

         REVENUE RECOGNITION

         The Company recognizes revenue from construction contracts on the percentage-of-completion method measured by the percentage of cost incurred to total estimated costs for each contract. Contract costs include all direct material and labor costs. Provisions for the total estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, estimated profitability, and final contract settlements may result in revisions to costs and income, the effects of which are recognized in the period the revisions are determined. Revenues from services are recognized when services are performed.

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

         PROVISION FOR DOUBTFUL ACCOUNTS

         The Company provides an allowance for doubtful accounts based upon an estimate of uncollectible accounts. The accompanying consolidated statement of income reflects bad debt expense of $700,000 for the year ended December 31, 2001.

         PREACQUISITION OFFICERS' COMPENSATION OF THE ACCOUNTING ACQUIROR

         Total officers' compensation of the accounting acquiror for the three months ended March 31, 1999, was $400,000. This amount is included within selling, general, and administrative expenses in the accompanying statements of income.

         INCOME TAXES

         For the three months ended March 31, 1999, Christianson elected S Corporation status. Under S Corporation status, as defined by the Internal Revenue Code, Christianson itself was not subject to taxation for federal purposes; rather, the stockholders reported their share of Christianson's taxable earnings or losses on their personal tax returns. Certain states do not recognize S Corporation status for purposes of state taxation. Consequently, the provision for current and deferred income taxes for the three months ended March 31, 1999, consists of only state income taxes. Christianson terminated its S Corporation status concurrent with the effective date of the merger discussed in note 11.

         Deferred tax assets and liabilities are recorded for future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and are measured using enacted tax rates.

         RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations," ("SFAS 141"). SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and that intangible assets be identified and recognized apart from goodwill if they meet certain criteria. The use of the pooling-of-interests method is prohibited. The adoption of SFAS 141 did not have a significant impact on the Company's financial statements.

         In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 addresses the accounting and reporting for acquired goodwill and other intangible assets, and provides that goodwill should not be amortized. Rather, it must be tested for impairment annually or more frequently if circumstances indicate potential impairment. SFAS 142 was effective January 1, 2002. SFAS 142 also requires the Company to complete a transitional goodwill impairment test within six months from the date of adoption. The adoption of SFAS 142 on January 1, 2002, resulted in a write-down of goodwill of approximately $35 million (unaudited). The goodwill impairment was generated by the commercial segment of AMPAM's operations. This write-down of goodwill was recorded as a cumulative effect of a change in accounting principle and will be reflected in the Company's 2002 first quarter Form 10-Q. On December 31, 2001, the Company has $154.7 million of goodwill on the balance sheet, and recognized $5.6 million of goodwill amortization expense for the year ended December 31, 2001.

         In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations," ("SFAS 143"). It addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It also applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, and development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. The Company adopted SFAS No. 143 on January 1, 2002. The adoption of SFAS No. 143 did not have a significant impact on its financial statements.

         In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS 144"). It addresses the financial accounting and reporting for the impairment of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. The Company adopted SFAS No. 144 on January 1, 2002. The Company's adoption of SFAS 144 did not have a significant impact on its financial statements.

         Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards 133, as amended by Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" ("SFAS 138"), which requires the Company to measure all derivative instruments at fair value and to recognize them in the balance sheet as an asset or liability, depending on the Company's rights or obligations under the applicable derivative contract. There was no significant financial impact to the Company upon adoption of SFAS 133. On January 2, 2001, and subsequently extended on September 28, 2001, the Company entered into an interest rate swap agreement with a notional amount of $30.0 million. See note 5.

         OTHER COMPREHENSIVE INCOME

         Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net income as these amounts are recorded directly as an adjustment to shareholders' equity. The Company's other comprehensive loss is attributed to adjustments for unrealized losses, net of tax, on the interest rate swap discussed above and in note 5.

         USE OF DERIVATIVES

         The Company may use derivative instruments, such as interest rate swaps, to manage its exposure to variable interest rate risk. Net payments or receipts under the Company's interest rate swap agreements are recorded as adjustments to interest expense.

         RECLASSIFICATIONS

         Certain reclassifications have been made to the prior-year financial statements to conform to the current-year presentation.

3.       DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS:

Accounts receivable consist of the following (in thousands):

                                                                                              December 31,
                                                                                      ------------------------------
                                                                                          2000             2001
                                                                                      -------------     ------------
Contract receivables                                                                      $ 76,756         $ 74,573
Retainage                                                                                   15,496           19,163
Other accounts receivable                                                                    6,466            4,814
Allowance for uncollectible accounts                                                        (2,102)          (2,138)
                                                                                          --------         --------
                                                                                          $ 96,616         $ 96,412
                                                                                          ========         ========


Installation contracts in progress are as follows (in thousands):

                                                                                              December 31,
                                                                                      ------------------------------
                                                                                          2000             2001
                                                                                      -------------     ------------
Costs incurred on contracts in progress                                                  $ 273,801        $ 376,775
Estimated earnings on contracts in progress                                                 75,421          101,302
                                                                                         ---------        ---------
                                                                                           349,222          478,077
Less - Billings to date                                                                   (338,878)        (466,272)
                                                                                         ---------        ---------
                                                                                         $  10,344         $ 11,805
                                                                                         =========         ========
Costs and estimated earnings in excess of billings on uncompleted contracts              $  23,888         $ 26,523
Billings in excess of costs and estimated earnings on uncompleted contracts                (13,544)         (14,718)
                                                                                         ---------        ---------
                                                                                         $  10,344         $ 11,805
                                                                                         =========         ========

Accounts payable and accrued expenses consist of the following (in thousands):

                                                                                              December 31,
                                                                                     -------------------------------
                                                                                         2000              2001
                                                                                     -------------     -------------
Accounts payable, trade                                                                  $ 28,113          $ 30,795
Current income taxes payable                                                                    1             4,045
Deferred income taxes                                                                       5,511             9,019
Accrued payroll and vacation                                                                5,980             6,639
Accrued bonuses                                                                             3,785             2,967
Accrued interest                                                                            2,725             2,397
Accrued insurance                                                                           5,012             2,870
Accrued retainage                                                                              --             2,135
Accrued warranty costs                                                                      1,518             2,487
Other accrued expenses                                                                      3,772             6,111
                                                                                         --------          --------
                                                                                         $ 56,417          $ 69,465
                                                                                         ========          ========

PROPERTY AND EQUIPMENT, NET:

Property and equipment, net consists of the following (in thousands):


                                                                       Estimated                 December 31,
                                                                     Useful Lives      ------------------------------
                                                                       In Years             2000           2001
                                                                     ------------      --------------    ------------
Land                                                                                      $     602        $    954
Buildings and leasehold improvements                                     15 - 30              7,012           7,821
Vehicles and machinery equipment                                            5                20,506          22,074
Computer and office equipment                                             3 - 7               4,658           6,306
Construction in progress                                                                         --           1,505
                                                                                           --------        --------
                                                                                             32,778          38,660
Less - Accumulated depreciation and amortization                                            (11,037)        (16,958)
                                                                                           --------        --------
                                                                                           $ 21,741        $ 21,702
                                                                                           ========        ========

         Capital leases of approximately $4,301,000 and $2,580,000 as of December 31, 2000, and 2001, are included in vehicles and machinery equipment and building and leasehold improvements as appropriate. Capital lease amortization expense of $233,000, $648,000 and $591,000 is recognized for 1999, 2000 and 2001, respectively. The accompanying consolidated statements of income reflect depreciation and amortization expense of $3,232,000, $5,146,000 and $5,643,000 for the years ended December 31, 1999, 2000, and 2001, respectively.


5.       LONG TERM DEBT:

Long-term debt consists of the following (in thousands):

                                                                                              December 31,
                                                                                      ------------------------------
                                                                                          2000             2001
                                                                                      -------------     ------------

Senior Subordinated Notes                                                                $  93,371        $  93,586
Bank Credit Facility                                                                        70,000           60,000
Capital lease obligations and other long-term obligations                                    2,554            1,149
                                                                                         ---------         --------
                                                                                           165,925          154,735

Less - Current maturities                                                                     (700)            (167)
                                                                                         ---------         --------
                                                                                         $ 165,225        $ 154,568
                                                                                         =========        =========


At December 31, 2001, future principal payments of long-term debt are as follows (in thousands):

Year ending December 31-
     2002                                                                                                 $     167
     2003                                                                                                       117
     2004                                                                                                    60,109
     2005                                                                                                        39
     2006                                                                                                        37
     Thereafter                                                                                              94,266
                                                                                                          ---------
                                                                                                          $ 154,735
                                                                                                          =========

         SENIOR SUBORDINATED NOTES

         On May 19, 1999, the Company completed an offering of $125.0 million of 11 5/8% senior subordinated notes due in 2008 (the "Senior Subordinated Notes"). The Senior Subordinated Notes are subordinated to all existing and future senior indebtedness of the Company and are guaranteed by each of the Company's current and future subsidiaries. Separate financial information of the subsidiary guarantors is not presented as the parent company has no independent assets or operations, and the guarantees as to the Senior Subordinated Notes are full and unconditional and joint and several. There are no restrictions on the ability of the parent company to obtain funds from the subsidiary guarantors. The Company has the option to redeem the Senior Subordinated Notes at any time on or after 2004 at specified redemption prices. Before 2002, the Company also had the option, under certain circumstances, to redeem up to 35% of the aggregate principal amount of the Senior Subordinated Notes at specified redemption prices. Additionally, the Company is required under certain circumstances to offer to repurchase the Senior Subordinated Notes at specified redemption prices in the event of a change in control.

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


         THE BANK CREDIT FACILITY

         The bank credit facility, as amended, (the "Credit Facility") is a senior secured revolving commitment in an aggregate principal amount of $95.0 million. Amounts initially borrowed under the Credit Facility were used to fund a part of the cash portion of the consideration for the Founding Company acquisitions. The initial borrowings were repaid with the proceeds from the Senior Subordinated Notes. During 2000, the Credit Facility was used to (a) fund an acquisition, (b) repurchase Senior Subordinate Notes, and (c) repurchase Class B common stock. During 2001, the Credit Facility was used to provide financing of general corporate activities. The Credit Facility bears interest, at the option of the Company, at the base rate of the arranging bank plus an applicable margin or at LIBOR, plus an applicable margin. The applicable margin fluctuates based on the Company's ratio of funded debt to EBITDA and is between 1.75% and 3.00% above LIBOR or 0.25% and 1.50% above the agent bank's base rate. Interest on base rate loans is payable quarterly in arrears and interest on LIBOR loans is payable at the end of each borrowing period. During 2001, the Company amended and restated its Credit Facility to extend the maturity to March 31, 2004. All principal amounts borrowed will be payable in full at maturity. The Credit Facility is secured by (1) the accounts receivable, inventory, equipment and other personal property of the Company, and (2) all of the capital stock owned by AMPAM of its existing or later-formed domestic subsidiaries. The Company is required to make prepayments or commitment reductions on the Credit Facility under certain circumstances. As of December 31, 2001, the interest rate on the Credit Facility was 4.97%.

         The Credit Facility requires the Company to maintain compliance with certain specified financial covenants including maximum ratios of funded debt to EBITDA, a minimum fixed charge coverage ratio, a minimum net worth, a capital expenditure covenant and other restrictive covenants. Additionally, the terms of the Credit Facility limit the ability of the Company to incur additional indebtedness, dispose of assets, make acquisitions or other investments, and to make various other payments. The Company is in compliance with the covenants of the Credit Facility. As of December 31, 2001, the Company had borrowings of $60.0 million, leaving $35.0 million in availability under the Credit Facility.

         THE SUBORDINATED LOAN

         The Company had a senior subordinated loan in an aggregate principal amount of $30.0 million used to fund a portion of the cash consideration of the Founding Companies. During 1999, the Company repaid the $30.0 million outstanding under this loan with the proceeds from the Senior Subordinated Notes discussed above. Upon repayment, the Company wrote off deferred loan issuance costs of $0.5 million and the discount of approximately $0.3 million. The expense is reflected as an extraordinary item net of the tax benefit of $0.3 million.

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

         INTEREST RATE SWAP

         Effective January 2, 2001, and extended effective September 28, 2001, in order to mitigate the interest rate risk associated with its variable rate debt, the Company entered into an interest rate swap with a notional amount of $30.0 million that will expire on September 28, 2002. Under the original terms of the swap, the Company paid interest at a fixed rate of 8.84% and was paid interest based on the 90 day LIBOR rate. Under the extension, payments are made based on a fixed rate of 3.51% and received on a LIBOR based variable rate (1.91% at December 27, 2001), reducing the fixed rate associated with this transaction to 6.51%. The swap is settled on a quarterly basis with the interest rate differential received or paid by AMPAM recognized as an adjustment to interest expense. The Company has designated the interest rate swap agreement as a cash flow hedge of future interest payments on its variable rate long-term debt.

         On December 31, 2001, the Company has a derivative liability of $315,000, based on quoted market rates, included in the accounts payable and accrued liabilities section of the balance sheet. A corresponding amount, net of income tax benefit of $123,000, was recorded as a component of stockholders' equity as accumulated other comprehensive loss.

OPERATING LEASES:

         The Company leases various facilities under noncancelable operating leases from related parties and believes such leases to be commercially reasonable. The Company also leases certain facilities, vehicles and equipment under operating leases from third parties. Lease expiration dates vary, and future minimum lease payments are as follows (in thousands):

                                                   Related           Third
                                                   Parties          Parties
                                                 ------------     -------------
Year ending December 31-
     2002                                        $    2,029       $    2,994
     2003                                             1,845            2,002
     2004                                             1,059            1,683
     2005                                               595            1,064
     2006                                               479              860
     Thereafter                                           -            1,667
                                                 ----------       ----------

                                                 $    6,007       $   10,270
                                                 ==========       ==========

Rent payments to related parties were $2.4 million, $2.4 million, and $2.0 million for the years ended December 31, 1999, 2000 and 2001, respectively. Total rent expense was $2.5 million, $5.7 million, and $8.6 million for the year ended December 31, 1999, 2000 and 2001, respectively.



7.       INCOME TAXES:

         Federal and state income taxes are as follows (in thousands):

                                                           Year Ended December 31,
                                                 ----------------------------------------------
                                                   1999             2000             2001
                                                 -----------    --------------    -------------
Federal:
   Current                                         $  4,986          $ 10,051         $ 6,236
   Deferred                                           1,180             1,519           1,167
State:
   Current                                            1,344             1,413           1,234

   Deferred                                             349               536             116
                                                   --------          --------         -------
                                                   $  7,859          $ 13,519         $ 8,753
                                                   ========          ========         =======

         Actual income tax expense differs from income tax expense computed by applying the U.S. federal statutory corporate rate of 35 percent to income before provision for income taxes as follows (in thousands):

                                                                                 Year Ended December 31,
                                                                      -----------------------------------------------
                                                                         1999             2000             2001
                                                                      ------------    --------------    ------------
Provision at the statutory rate                                          $  3,934          $ 10,107         $ 5,714
Increase (decrease) resulting from:
   Earnings of Christianson taxed as an S Corporation                      (1,247)               --              --
   Permanent differences:
              Amortization of non-deductible goodwill                       1,152             1,918           1,944
              Stock compensation expense                                    2,797                --              --
              Other                                                            65               231             218
   State income tax, net of benefit for federal deduction                   1,158             1,267             877

   Other                                                                       --               (4)              --
                                                                         --------          -------          -------
                                                                         $  7,859          $13,519          $ 8,753
                                                                         ========          ========         =======


         Deferred income taxes result from temporary differences in the recognition of income and expenses for financial reporting purposes and for tax purposes. The tax effects of these temporary differences, representing deferred tax assets and liabilities, result principally from the following (in thousands):

                                                                                              December 31,
                                                                                      ------------------------------
                                                                                         2000              2001
                                                                                      ------------     -------------
Deferred income tax assets:
     Reserves and accrued expenses                                                      $  2,467          $  4,147

Deferred income tax liabilities:
     Property and equipment                                                               (1,696)           (1,172)
     Revenue recognition                                                                  (5,511)           (9,019)

     Other                                                                                   (21)               --
                                                                                         --------          -------
         Total deferred income tax liabilities                                            (7,228)          (10,191)
                                                                                         --------         --------
         Net deferred income tax liabilities                                             $(4,761)         $ (6,044)
                                                                                         ========         =========


The net deferred tax assets and liabilities are comprised of the following (in thousands):

                                                                                                  December 31,
                                                                                      ------------------------------
                                                                                         2000              2001
                                                                                      ------------     -------------
Deferred tax assets:
     Current                                                                             $  2,467             4,147
Deferred tax liabilities:
     Current                                                                               (5,511)           (9,019)

     Long-term                                                                             (1,717)           (1,172)
                                                                                         --------           -------
         Total deferred income tax liabilities                                             (7,228)          (10,191)
                                                                                         --------           -------
         Net deferred income tax liabilities                                             $ (4,761)        $  (6,044)
                                                                                         ========         =========

8.       STOCKHOLDERS' EQUITY:

         COMMON STOCK

         At December 31, 2001, AMPAM's $.01 par value common stock is not traded on a public market. It is held by private investors, management, founders and relatives of founders, and directors. Of these common shares, 100,000,000 shares are authorized and 13,271,383 and 13,211,383 shares issued and outstanding at December 31, 2000 and December 31, 2001, respectively. During 2001, AMPAM received and cancelled 60,000 shares of its common stock as a component of a settlement reached with certain stockholders.

         During 2000, the Company issued 1,346,154 shares of common stock in connection with the LDI acquisition. The shares were valued at $10.00 per share for a total increase in additional paid in capital of $13.5 million.

         In April 2000, pursuant to the terms of "Earn-Out" provisions contained in the original acquisition agreements, the Company issued 659,926 shares of common stock to certain former stockholders of certain Founding Companies. No future share issuance is required under the terms of any of the acquisition agreements relating to any of the Acquired Companies.

         Pursuant to the terms of the acquisition agreements of the Founding Companies and the three subsequent stock acquisitions, on the third anniversary of their respective acquisitions, certain stockholders were entitled to require the Company to repurchase up to ten percent of their stock on an annual basis until their total paid cash consideration was equal to fifty percent of their total consideration. The agreed upon repurchase price was $13 per share. Effective as of March 26, 2002, the majority of the stockholders with such repurchase rights amended their respective acquisition agreements to provide that the repurchase will not occur until the Company has such funds available, whether through one or more private or commercial borrowings, a public or private sale of securities or assets of the Company, or any other method of obtaining available funds deemed to be in the best interest of the Company by its Board of Directors.

         CLASS B COMMON STOCK

         In connection with the organization and initial capitalization of AMPAM, the Company issued 2,092,401 shares of Class B common stock at $.01 par value. AMPAM subsequently issued 331,116 additional shares of Class B common stock and 844,000 shares of common stock to certain management of AMPAM and other individuals. The shares of Class B common stock have rights similar to shares of common stock, except the Class B shares are entitled to elect one member of the board of directors, are entitled to one-fourth of one vote for each share held on all other matters, and are subordinate in liquidation to all other classes of stock.

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

         In February 2000, the Company agreed to purchase approximately 1.5 million shares of Class B common stock from Sterling City Capital, LLC, the original sponsor of the Company, at a price of $3.25 per share. On April 7, 2000, the Company completed the transaction with funding from the Company's Credit Facility. A similar offer was made to the holders of the remaining 0.9 million shares of Class B common stock; however, the members of the Company's management that are holders of the Class B common stock did not tender their shares (331,116 shares). The purchase of the remaining shares (approximately 600,000 shares) closed in May 2000, and was also funded from the Company's Credit Facility. The Company does not intend to redeem the remaining 331,116 Class B shares held by management as of April 1, 2002.

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

         The preferred stock is redeemable at the Company's option, in whole or in part, prior to an initial public offering ("IPO") of AMPAM common stock for the greater of (i) the fair market value of the preferred stock, or (ii) $13.00 per share of preferred stock, plus, in each case, accrued and unpaid dividends thereon. After an IPO, the Company has the right to redeem, in whole or in part, the preferred stock at any time and from time to time, at a price equal to the trading price of the common stock at the time of redemption but in no event for less than $13.00 per share of preferred stock, plus accrued and unpaid dividends. After April 1, 2002, the holders of the preferred stock may require the Company to redeem the preferred stock (in whole or in part). In each such case, the redemption price per share will be equal to the liquidation value plus accrued and unpaid dividends through the date of redemption. Due to the litigation with certain preferred stockholders (see note 12), the December 31, 2001 dividend was not declared or paid at that time. At December 31, 2001, dividends in arrears approximate d $0.7 million. As of March 27, 2002, the dividends due preferred stockholders not involved in the litigation were declared and paid. The preferred dividends due to the preferred stockholders being sued by the Company are covered by the settlement.

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

         In the event the holders of the preferred stock choose to require the Company to purchase their preferred stock and the Company does not do so, the Company shall be prohibited from the following activities without the affirmative vote of not less than a majority of the holders of the preferred stock, voting together as a single class:

     (i) incur any additional indebtedness for borrowed money other than borrowings under any credit facility to which the Company is a party at such time and as in effect when any redemption payment becomes due and is unpaid or at the time any dividend payment becomes due and is unpaid;

     (ii) effect (or make any agreement or become obligated to effect) any (a) sale, lease, assignment, transfer or other conveyance of the assets of the Company or its subsidiaries which individually or in the aggregate would constitute a significant subsidiary, (b) consolidation or merger involving the Company or any of its subsidiaries, or (c) dissolution, liquidation or winding-up of the Company or any of its subsidiaries; provided however that in no event shall the Company effect any sale, lease, assignment, transfer or other conveyance of the assets of the Company or its subsidiaries to affiliates of the Company;

     (iii) make (or permit any subsidiary to make) any loan or advance to, or own any stock or other securities of, any subsidiary or other corporation, partnership, or other entity unless it is wholly owned by the Company and except for any such loans and advances which do not in the aggregate exceed $250,000;

     (iv) make any loan or advance to any person, including, without limitation, any employee or director of the Company or any subsidiary, except advances and similar expenditures in the ordinary course of business; or

     (v) acquire, by purchase, exchange, merger or otherwise, all of substantially all of the properties or assets of any other corporation or entity.



9.       STOCK-BASED COMPENSATION:

         In February 1999, the Company's board of directors and stockholders approved the Company's 1999 Stock Plan, or the "stock plan," which provides for the granting or awarding of incentive or nonqualified stock options, stock appreciation rights, restricted or phantom stock, and other incentive awards to directors, officers, key employees and consultants of the Company. The number of shares authorized and reserved for issuance under the stock plan is the greater of 3.7 million shares or 15% of the aggregate number of shares of common stock outstanding. The terms of the option awards will be established by the Compensation Committee of the Company's Board of Directors. The Company granted nonqualified stock options to purchase a total of approximately 2.0 million shares of common stock at prices of $7.00, $9.00, and $10.00 per share to key employees of the Company at the consummation of the acquisitions.

         In 2000 and 2001, additional options for 294,690 and 437,350 common shares, respectively, were granted at $10.00 and $10.20 per share, respectively. These options vest at the rate of 20 percent per year, commencing on the first anniversary of the grant date and will expire at the earliest of ten years from the date of grant, three months following termination of employment other than due to death or disability, or one year following termination of employment due to death or disability.

         For the options granted at $7.00 per share, compensation expense is being recognized for the excess of the fair market value of the stock over the grant price (compensation expense of $0.50 per share). Approximately $0.3 million for the nine months ended December 31, 1999, $0.3 million for the year ended December 31, 2000, and $0.2 million for the year ended December 31, 2001 was recognized as compensation expense in the financial statements. Approximately $0.4 million and $0.2 million of unamortized deferred compensation expense existed at December 31, 2000 and December 31, 2001, respectively.

         Pursuant to Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," ("SFAS 123") the Company uses the Black-Scholes pricing model to measure the pro-forma compensation expense attributable to stock options granted to employees, based on the following assumptions:

                                                                      1999             2000              2001
                                                               --------------   --------------    -----------

                 Risk-free interest rate                          5.3% - 6.6%            5.03%       3.9% - 4.9%

                 Expected dividend yield                                  --%              --%               --%
                 Expected lives                                       5 Years          5 Years           5 Years

                 Volatility                                               --%              --%               --%

The weighted average fair value of the options granted in 1999, 2000 and 2001 was $2.21, $2.20, and $2.24 respectively. Had compensation cost for all option issuances been determined consistent with SFAS 123, it would not have had a material impact on the Company's net income for 1999, 2000 or 2001.

The following table summarizes activity under the Company's stock option plan:


                                                                                                  Weighted Average
                                                                                      Shares       Exercise Price
Balance, December 31, 1998                                                          ---------     -----------------
   Granted (range of exercise prices, $7.00 to $9.00)                               2,012,402        $    7.16
   Forfeited (range of exercise prices, $7.00 to $9.00)                               (98,643)            7.25
                                                                                    ---------
Balance, December 31, 1999                                                          1,913,759             7.16
   Granted (exercise price of  $10.00)                                                294,690            10.00
   Forfeited (exercise price of $7.00)                                                (69,426)           10.00
   Exercised (exercise price of $7.00)                                                    (74)            7.00
                                                                                    ---------
Balance, December 31, 2000                                                          2,138,949             7.20
   Granted (exercise price of  $10.20)                                                437,350            10.20
   Forfeited (exercise prices of $7, $9, $10 and $10.20)                             (231,793)            7.62
                                                                                    ---------
Balance, December 31, 2001                                                          2,344,506             7.72
                                                                                    =========
Exercisable, December 31, 2001                                                        810,542        $    7.16

         As of December 31, 2001, approximately 1.4 million options for common stock are available for grant under the Company's stock option plan.

         The Company has reserved 108,928 shares of its common stock for issuance to certain current and former employees pursuant to the Founding Companies acquisition agreements.

10. EMPLOYEE BENEFIT PLANS:

         Prior to July 1, 2000, some of the Acquired Companies had 401(k) and defined contribution profit-sharing plans in place. These plans had varied contribution rates and vesting schedules. On July 1, 2000, AMPAM combined the assets of the various plans into a unified AMPAM 401(k) plan. The Company matches employee contributions to the 401(k) plan at varying rates. Company contributions to the various plans in 1999 and 2000 were $0.8 million and $2.1 million, respectively. Contributions to the unified AMPAM 401(k) plan in 2001 were $2.1 million.

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

         The stockholders of each of the Founding Companies were also entitled to distributions of certain non-operating assets of the Founding Companies (subject to assumption of related liabilities), retained earnings of the Founding Companies (if a C corporation), or the positive amount of the accumulated adjustment account (if an S corporation). In addition to the acquisition consideration and other payments and distributions described above, the stockholders of certain Founding Companies (including certain former stockholders of Christianson) received additional consideration because their Founding Company generated actual adjusted net income for the year ended December 31, 1999, in excess of a designated target level of net income for that period. Additional consideration of $9.8 million was issued to the former stockholders of four of the non-Christianson entities and is reflected as goodwill in the financial statements of the Company. The cash portion of the consideration ($5.8 million) was included in Accounts Payable - Related Parties as of December 31, 1999, while the stock portion of the additional consideration ($4.0 million; 443,759 shares valued at $9 per share - excluding 216,167 shares issued to Christianson) resulted in an increase in Additional Paid In Capital in 1999. Additionally, the cash portion of the Christianson consideration ($4.3 million) was included in Accounts Payable - Related Parties and was charged to Additional Paid In Capital. The stockholders entitled to additional consideration received their stock in April 2000, and the cash is being paid out as allowed by the terms of the Senior Subordinated Notes. As of December 31, 2000, approximately $3.9 million of the cash payment was included in the current liabilities section of the balance sheet (under the heading "Accounts payable, related parties, including acquisition consideration payable"). This amount was paid out during 2001, leaving nothing payable at December 31, 2001. No other earn-outs are owed.

         SUBSEQUENT ACQUISITIONS

         On September 30, 1999 AMPAM acquired all of the outstanding stock of two entities and the assets of a third entity. The acquisition consideration delivered upon closing of the acquisitions consisted of:

          (i)  $16.4 million in cash; and

         (ii) 1,471,539 shares of common stock ($9.00 per share or $13.2 million).

         On March 1, 2000, the Company acquired the stock of Lindy Dennis Industries and related affiliates (collectively "LDI," renamed "AMPAM LDI"), headquartered in Corona, California. The consideration paid by the Company for AMPAM LDI consisted of 1,346,154 shares of the Company's common stock and approximately $12.0 million in cash. The cash portion of the consideration was funded through borrowings under the Company's existing $95.0 million Credit Facility.

         The pro forma data presented below consists of the income statement data presented in the accompanying consolidated financial statements plus pro forma income statement data for all companies as if the acquisitions and related financing were effective on January 1, 1999 (in thousands):

                                                                 December 31,
                                                           ----------------------
                                                              1999         2000
                                                           ---------     --------
                                                                    (Unaudited)
Revenues                                                    $488,061     $566,717
Net income available to common shareholders                    8,295       13,859



12.      COMMITMENTS AND CONTINGENCIES:

         LITIGATION

         In October 2001, AMPAM and its operating subsidiary AMPAM Christianson, L.P. filed suit against two former stockholders of Christianson Enterprises who are current holders of Series A Redeemable Preferred Stock ("preferred stock") alleging, among other things, breaches of certain provisions of the underlying acquisition agreement pursuant to which AMPAM purchased Christianson Enterprises n/k/a AMPAM Christianson. In February 2002, the defendants filed a counterclaim alleging, among other things, anticipatory breach of the acquisition agreement. In March 2002, the parties entered into a settlement agreement and general release pursuant to which the defendants and related parties will tender all of their preferred stock and AMPAM will pay the defendants and related parties $3.1 million. As of March 12, 2002, the defendants and their related parties held 524,435 shares of preferred stock with a liquidation value of $6,817,655 and were due approximately $500,000 for outstanding but undeclared dividends, all of which will be included in the settlement. The settlement agreement becomes effective upon the transfer of the referenced consideration that is scheduled to take place on or before April 21, 2002, at which time the parties will have no further duties, obligations, or liabilities to each other related to the acquisition agreement or preferred stock and the parties' agreement to release any and all claims against each other will become effective.

         The Company is also involved in other disputes or legal actions arising in the ordinary course of business. Management does not believe the outcome of such legal actions will have a material adverse effect on the Company's financial position or results of operations.

         INSURANCE

         As of January 1, 2000, the Company became self insured for health care, workers' compensation, and general, property and auto liability up to predetermined amounts above which third party insurance applies. As of December 31, 2001, the Company has fully accrued for the expected costs under the self insured programs. These accruals are based on industry development factors that may change based upon AMPAM's actual claim experience. The Company is fully insured through third party insurance for all other types of exposures including an umbrella policy.

13.      MAJOR CUSTOMERS AND RISK  CONCENTRATION:

         For the years ended December 31, 1999 and 2000, no customer exceeded 10 percent of total revenues for AMPAM. For the year ended 2001, no single family or multifamily residential customer exceeded 10 percent of the single family or multifamily residential revenues. However, for the commercial segment, one customer accounted for 14 percent of revenues for this segment. Although the loss of this one particular customer would negatively impact the earnings of the commercial segment, AMPAM does not believe the loss of this customer would have a material adverse effect on the Company, taken as a whole, as revenues from this particular customer accounted for less than three percent of the Company's total revenues.

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


14.      OPERATING SEGMENTS:

         The Company modified its internal organizational structure during the fourth quarter of 2001 and divided its business into the three reporting segments: single family residential, multifamily residential and commercial. The Company's reportable segments offer the same products and services to distinct customer groups. They are managed separately because each business requires different operating and marketing strategies. During 2001, AMPAM derived approximately 53%, 29% and 18% of its revenues from single family residential, multifamily residential and commercial customers. These three reporting segments all operate domestically, with no intersegment or foreign sales. These segments share the same growth strategies and provide plumbing and HVAC services; however, these different segments provide services to different customers, as well as have different competitors.

         AMPAM provides plumbing, HVAC and maintenance and repair services to single family and multifamily residential customers. The single family residential market includes housing projects, small condominium projects, and town house development. The multifamily residential market includes large condominiums and apartment projects. AMPAM provides plumbing, HVAC, maintenance and repair, and mechanical contracting services to commercial customers. The commercial market includes retail establishments, office buildings, hotels, assisted-living centers, waste water and water purification plants, manufacturing plants and other industrial complexes and public and private institutional buildings including schools, hospitals, dormitories, military and other governmental facilities, stadiums, arenas, convention centers, airports and prisons.

            The financial information presented for each segment does not allocate corporate overhead costs. Corporate expenses in the years presented included costs related to operational, sales and marketing, accounting and administrative support. Corporate assets primarily include cash, deferred tax assets, debt issuance costs, goodwill and other intangible assets, fixed assets related to the Company's corporate office and non-trade accounts receivable.

         Segment information for the years ended December 31, 1999, 2000 and 2001 is as follows (in thousands):

                                          Single
2001                                      Family          Multifamily       Commercial       Corporate        Total
                                        ----------        -----------       ----------       ---------     ---------
Revenues                                $  318,363        $  175,689        $  112,173        $    --      $ 606,225
Gross profit                                56,782            34,305             9,705           (348)       100,444
Income from operations                      29,653            20,845             1,958        (18,766)        33,690

Total assets                                60,880            51,266            12,244        198,509        322,899
Capital spending                             4,276             1,194             2,095          1,660          9,225
Depreciation expense                         2,750             1,077             1,718             98          5,643


                                          Single
2000                                      Family          Multifamily       Commercial       Corporate        Total
                                        ----------        -----------       ----------       ---------     ---------
Revenues                                $  287,250        $  146,867        $  123,770        $     -      $ 557,887

Gross profit                                50,381            35,011            13,066              -         98,458
Income from operations                      29,758            23,732             5,389        (12,432)        46,447

Total assets                                81,966            61,672            30,022        144,806        318,466
Capital spending                             3,398             2,847             1,612             24          7,881
Depreciation expense                         2,710               771             1,603             62          5,146


                                          Single
1999                                      Family          Multifamily       Commercial       Corporate        Total
                                        ----------        -----------       ----------       ---------     ---------
Revenues                                $  185,165         $  53,137         $  95,700        $     -      $ 334,002
Gross profit                                41,744            12,133            10,481           (328)        64,030
Income from operations                      25,489             8,931             4,028        (15,303)        23,145

Total assets                                73,882            36,907            31,457        125,505        267,751
Capital spending                             2,734               330             1,793            220          5,077
Depreciation expense                         1,856               279             1,070             27          3,232

15.      QUARTERLY INFORMATION: (UNAUDITED)

         Quarterly financial information for the years ended December 31, 2001 and 2000 is summarized as follows (in thousands):


2001                                                        For the Quarter Ended,
                                      ----------------------------------------------------------------
                                         March 31           June 30      September 30      December 31
                                      --------------    --------------   ------------      -----------
Revenues                               $   143,394      $   160,687       $   157,663     $   144,481
Gross profit                                22,522           28,189            26,275          23,458
Net income                                     802            3,972             2,205             590

2000                                                         For the Quarter Ended,
                                      ----------------------------------------------------------------
                                         March 31           June 30      September 30      December 31
                                      --------------    --------------   ------------      -----------

Revenues                               $   125,137      $   141,679       $   145,460     $   145,611
Gross profit                                22,147           26,516            26,516          23,279
Income before extraordinary loss             2,447            5,014             4,986           2,912
Net income                                   2,447            5,014             4,642           2,369

         The plumbing and mechanical contracting services industry is influenced by seasonal factors, which generally result in lower activity during winter months than in other periods. As a result, AMPAM expects that its revenues and profits will generally be lower in the first and fourth quarters of each fiscal year, and higher in the second and third quarters.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The Company had no changes and/or disagreements with Deloitte & Touche LLP (the Company's current Accountants) during fiscal year 2001. During 2000, the Company changed Accountants from Arthur Andersen LLP to Deloitte & Touche LLP. AMPAM had no disagreements with Arthur Andersen.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11.  EXECUTIVE COMPENSATION

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS OF MANAGEMENT

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information required by these items is hereby incorporated by reference to the Company's definitive proxy statement which will be filed with the Commission within 120 days of December 31, 2001.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a) Financial Statements and Supplementary Data, Financial Statement Schedules and Exhibits .

                  None

         (b)      Reports on Form 8-K

                  None


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

         3.3     -- Certificate of Designations of 10% Cumulative Redeemable
                    Convertible Preferred Stock, Series A. (Incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-4 (File No. 333-81139) of the Company)

         4.1     -- Indenture, dated May 19, 1999, by and among American
                    Plumbing & Mechanical, Inc. and the subsidiaries named therein and State Street Bank and Trust Company covering to $125,000,000 11 5/8% Senior Subordinated Notes due 2008. (Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 (File No. 333-81139) of the Company)

         4.2     -- Form of American Plumbing & Mechanical, Inc. 11 5/8%
                    Senior Subordinated Note due 2008. (Incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-4 (File No. 333-81139\) of the Company)

         10.1    -- Form of Officer and Director Indemnification Agreement.
                    (Incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-4 (File No. 333-81139) of the Company)

         10.2    -- American Plumbing & Mechanical, Inc. 1999 Stock Plan.
                    (Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-4 (File No. 333-81139) of the Company)

        *10.3    -- $95.0 million Senior Secured Credit Facility Agreement
                    dated March 31, 2001 among American Plumbing & Mechanical, Inc., Bank One, NA and the other lenders party thereto.

         10.4    -- Transfer Restriction and Expense Reimbursement Agreement.
                    (Incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-4 (File No. 333-81139) of the Company)

         10.5    -- Employment Agreement between the Company and Robert
                    Christianson. (Incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-4 (File No. 333-81139\) of the Company)

         10.6    -- Employment Agreement between the Company and Robert Richey.
                    (Incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-4 (File No. 333-81139) of the Company)

         10.7    -- Employment Agreement between the Company and David Baggett.
                    (Incorporated by reference to Exhibit 10.17 to the Registration Statement on Form S-4 (File No. 333-81139) of the Company)

         10.8    -- Employment Agreement between the Company, Croson Florida and James Croson. (Incorporated by reference to Exhibit
                    10.19 to the Registration Statement on Form S-4 (File No. 333-81139) of the Company)

         10.9    -- Employment Agreement between the Company, Sherwood and
                    Robert Sherwood. (Incorporated by reference to Exhibit 10.21 to the Registration Statement on Form S-4 (File No. 333-81139) of the Company)

        *10.10   -- Employment Agreement between the Company and Lloyd C. Smith.

        *10.11   -- Employment Agreement between the Company, Atlas and
                    Stephen F. Turner.

        *10.12   -- Employment Agreement between the Company, Parks and
                    Charles E. Parks III.

         10.13   -- First Supplemental Indenture between the Company, Parks
                    Mechanical Construction Corporation, a Delaware corporation, Atlas Plumbing & Mechanical, LLC, a Delaware limited liability company and State Street Bank and Trust Company, as Trustee, dated October 14, 1999. (Incorporated by reference to Exhibit 10.24 to the Registration Statement on Form S-4 (File No. 333-81139) of the Company)

        *21.1   -- List of Subsidiaries.

        *24.1   -- Power of Attorney.

        -----------------
        * Filed herewith.

                                   SIGNATURES

               PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THE REGISTRANT
   HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED,
                           THEREUNTO DULY AUTHORIZED.


                                      AMERICAN PLUMBING & MECHANICAL, INC.


Date:  March 28, 2002                 By: /s/ Robert C. Christianson*
                                         ---------------------------------------
                                         Robert C. Christianson,
                                         Chairman of the Board of Directors
                                         and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities indicated on March 28, 2002.

          Signature                                      Title
          ---------                                      -----
 /s/ Robert A. Christianson*                Chairman of the Board of Directors and
 -----------------------------------          Chief Executive Officer
 Robert A. Christianson

 /s/ Robert C. Richey*                      Senior Vice President, Chief Operating
 -----------------------------------          Officer and Director
 Robert C. Richey

 /s/ David C. Baggett                       President, Director, Chief Financial
 -----------------------------------          Officer and Chief Accounting Officer
 David C. Baggett

 /s/ Albert W. Niemi, Jr.*
 -----------------------------------        Director
 Albert W. Niemi, Jr.

 /s/ Richard M. Pollard*
 -----------------------------------        Director
 Richard M. Pollard

 /s/ Susan O. Rheney*
 -----------------------------------        Director
 Susan O. Rheney

 /s/ Robert W. Sherwood*
 -----------------------------------        Director
 Robert W. Sherwood

 /s/ Lloyd C. Smith*
 -----------------------------------        Director
 Lloyd C. Smith

 /s/ Charles E. Parks III*
 -----------------------------------        Director
 Charles E. Parks III

 /s/ James A. Croson *
 -----------------------------------        Director
 James A. Croson

 /s/ Stephen F. Turner*
 -----------------------------------        Director
 Stephen F. Turner

 /s/ Michael E. Workman*
 -----------------------------------        Director
 Michael E. Workman

 * By:  /s/ David C. Baggett
 -----------------------------------
 David C. Baggett
 Pursuant to a Power-of-Attorney
 Filed with this Form 10-K
 On March 28, 2002

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

         3.3     -- Certificate of Designations of 10% Cumulative Redeemable
                    Convertible Preferred Stock, Series A. (Incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-4 (File No. 333-81139) of the Company)

         4.1     -- Indenture, dated May 19, 1999, by and among American
                    Plumbing & Mechanical, Inc. and the subsidiaries named therein and State Street Bank and Trust Company covering to $125,000,000 11 5/8% Senior Subordinated Notes due 2008. (Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 (File No. 333-81139) of the Company)

         4.2     -- Form of American Plumbing & Mechanical, Inc. 11 5/8%
                    Senior Subordinated Note due 2008. (Incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-4 (File No. 333-81139\) of the Company)

         10.1    -- Form of Officer and Director Indemnification Agreement.
                    (Incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-4 (File No. 333-81139) of the Company)

         10.2    -- American Plumbing & Mechanical, Inc. 1999 Stock Plan.
                    (Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-4 (File No. 333-81139) of the Company)

        *10.3    -- $95.0 million Senior Secured Credit Facility Agreement
                    dated March 31, 2001 among American Plumbing & Mechanical, Inc., Bank One, NA and the other lenders party thereto.

         10.4    -- Transfer Restriction and Expense Reimbursement Agreement.
                    (Incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-4 (File No. 333-81139) of the Company)

         10.5    -- Employment Agreement between the Company and Robert
                    Christianson. (Incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-4 (File No. 333-81139\) of the Company)

         10.6    -- Employment Agreement between the Company and Robert Richey.
                    (Incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-4 (File No. 333-81139) of the Company)

         10.7    -- Employment Agreement between the Company and David Baggett.
                    (Incorporated by reference to Exhibit 10.17 to the Registration Statement on Form S-4 (File No. 333-81139) of the Company)

         10.8    -- Employment Agreement between the Company, Croson Florida and James Croson. (Incorporated by reference to Exhibit
                    10.19 to the Registration Statement on Form S-4 (File No. 333-81139) of the Company)

         10.9    -- Employment Agreement between the Company, Sherwood and
                    Robert Sherwood. (Incorporated by reference to Exhibit 10.21 to the Registration Statement on Form S-4 (File No. 333-81139) of the Company)

        *10.10   -- Employment Agreement between the Company and Lloyd C. Smith.

        *10.11   -- Employment Agreement between the Company, Atlas and
                    Stephen F. Turner.

        *10.12   -- Employment Agreement between the Company, Parks and
                    Charles E. Parks III.

         10.13   -- First Supplemental Indenture between the Company, Parks
                    Mechanical Construction Corporation, a Delaware corporation, Atlas Plumbing & Mechanical, LLC, a Delaware limited liability company and State Street Bank and Trust Company, as Trustee, dated October 14, 1999. (Incorporated by reference to Exhibit 10.24 to the Registration Statement on Form S-4 (File No. 333-81139) of the Company)

        *21.1   -- List of Subsidiaries.

        *24.1   -- Power of Attorney.

        ---------------
        * Filed herewith.