Form 10-Q
period 2002-03-31
AMERICAN PLUMBING & MECHANICAL INC
filed 2002-05-14
CIK 1072258

===============================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2002

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


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 of 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

          As of May 12, 2002, there were outstanding 13,211,383 shares of common stock and 331,116 shares of Class B common stock of the Registrant.


================================================================================

              AMERICAN PLUMBING & MECHANICAL, INC. AND SUBSIDIARIES

                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2002

                                TABLE OF CONTENTS



Part I - Financial Information........................................................................     2
   ITEM 1.  Financial Statements......................................................................     2
   ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.....    10
   ITEM 3.  Quantitative and Qualitative Disclosures About Market Risks...............................    13


Part II - Other Information...........................................................................    14
   ITEM 1. - Legal Proceedings........................................................................    14
   ITEM 2. - Changes in Securities and Use of Proceeds................................................    14
   ITEM 3. - Defaults Upon Senior Securities..........................................................    14
   ITEM 4. - Submission of Matters to a Vote of Security Holders......................................    14
   ITEM 5. - Other Information........................................................................    14
   ITEM 6. - Exhibits and Reports on Form 8-K.........................................................    14


SIGNATURES............................................................................................    16

                         PART I - FINANCIAL INFORMATION
ITEM 1.  Financial Statements

              AMERICAN PLUMBING & MECHANICAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                        (In Thousands, Except Share Data)

                                                                                       December 31,     March 31,
                                                                                           2001            2002
                                                                                         ---------      ---------
                                       ASSETS                                                          (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                                             $   1,666      $   2,372
   Accounts receivable, net                                                                 96,412        100,716
   Inventories                                                                              12,460         11,358
   Costs and estimated earnings in excess of billings on uncompleted contracts              26,523         27,906
   Prepaid expenses and other current assets                                                 5,358          4,692
                                                                                         ---------      ---------

         Total current assets                                                              142,419        147,044
PROPERTY AND EQUIPMENT, net                                                                 21,702         21,257
GOODWILL, net                                                                              154,739        119,983
OTHER NONCURRENT ASSETS                                                                      4,039          4,074
                                                                                         ---------      ---------

         Total assets                                                                    $ 322,899      $ 292,358
                                                                                         =========      =========

                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                                 $  69,465      $  61,460
   Billings in excess of costs and estimated earnings on uncompleted contracts              14,718         17,301
   Current maturities of capital lease obligations                                             167            125
                                                                                         ---------      ---------

         Total current liabilities                                                          84,350         78,886
LONG-TERM LIABILITIES:
   Long-term debt                                                                          154,568        164,096
   Deferred income taxes                                                                     1,172            913
                                                                                         ---------      ---------

         Total liabilities                                                                 240,090        243,895

COMMITMENTS AND CONTINGENCIES (Note 4)
SERIES A REDEEMABLE PREFERRED STOCK, $.01 par value, $13.00 liquidation value,
   10,000,000 shares authorized, 1,048,820 shares issued and outstanding                    13,635         13,635
STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value, 100,000,000 shares authorized, 13,211,383 shares
     issued and outstanding                                                                    132            132
   Class B common stock, $.01 par value, 5,000,000 shares authorized, 331,116 shares
     issued and outstanding                                                                      3              3
   Additional paid-in capital                                                               41,805         41,503
   Retained earnings/(deficit)                                                              27,426         (6,700)
   Accumulated other comprehensive loss                                                       (192)          (110)
                                                                                         ---------      ---------

         Total stockholders' equity                                                         69,174         34,828
                                                                                         ---------      ---------

         Total liabilities and stockholders' equity                                      $ 322,899      $ 292,358
                                                                                         =========      =========


        The accompanying notes are an integral part of these consolidated financial statements.

              AMERICAN PLUMBING & MECHANICAL, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                 (In Thousands)
                                  (Unaudited)

                                                              Three Months Ended
                                                                   March 31,
                                                            ------------------------
                                                              2001           2002
                                                            ---------      ---------

REVENUES                                                    $ 143,394      $ 141,754

COST OF REVENUES (including depreciation)                     120,872        120,746
                                                            ---------      ---------

         Gross profit                                          22,522         21,008

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                   14,264         16,082
GOODWILL AMORTIZATION                                           1,411             --
                                                            ---------      ---------

         Income from operations                                 6,847          4,926

OTHER INCOME (EXPENSE):
   Interest expense                                            (4,726)        (4,124)
   Interest income                                                 36             48
   Other                                                          135            102
                                                            ---------      ---------

         Other expense, net                                    (4,555)        (3,974)
                                                            ---------      ---------

INCOME BEFORE PROVISION FOR INCOME TAXES                        2,292            952

PROVISION FOR INCOME TAXES                                      1,490            451
                                                            ---------      ---------

INCOME BEFORE CUMULATIVE EFFECT OF AN ACCOUNTING CHANGE           802            501

CUMULATIVE EFFECT OF AN ACCOUNTING CHANGE, net of tax              --        (34,627)
                                                            ---------      ---------

NET INCOME /(LOSS)                                                802        (34,126)

PREFERRED DIVIDENDS                                               341            341
                                                            ---------      ---------

NET INCOME/(LOSS) AVAILABLE TO COMMON STOCKHOLDERS          $     461      $ (34,467)
                                                            =========      =========


        The accompanying notes are an integral part of these consolidated financial statements.

              AMERICAN PLUMBING & MECHANICAL, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In Thousands)
                                   (Unaudited)

                                                                                           Three Months Ended
                                                                                                March 31,
                                                                                         ----------------------
                                                                                           2001          2002
                                                                                         --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income/(loss)                                                                     $    802      $(34,126)
   Adjustments to reconcile net income to net cash provided by operating activities-
       Cumulative effect of an accounting change                                               --        34,751
       Depreciation and amortization                                                        2,800         1,394
       Amortization of deferred compensation expense                                           64            39
       Gain on disposal of property and equipment                                             (73)          (23)
       Deferred income taxes                                                                 (640)          (43)
       Increase (decrease) in cash flows from:
         Accounts receivable, net                                                            (952)       (4,304)
         Inventories                                                                         (930)        1,102
         Costs and estimated earnings in excess of billings on uncompleted contracts       (3,166)       (1,383)
         Prepaid expenses and other current assets                                           (372)          417
         Accounts payable and accrued expenses                                              2,596        (7,923)
         Billings in excess of costs and estimated earnings on uncompleted contracts        1,888         2,583
         Other                                                                                 (2)           54
                                                                                         --------      --------

   Net cash provided by/(used in) operating activities                                      2,015        (7,462)
                                                                                         --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions of property and equipment                                                     (2,470)       (1,017)
   Proceeds from sale of property and equipment                                               139            96
   Earnout payments to founding company stockholders                                       (1,082)           --
                                                                                         --------      --------

   Net cash used in investing activities                                                   (3,413)         (921)
                                                                                         --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings on bank credit facility                                                   3,500         9,500
   Payments of capital lease obligations                                                      (79)          (70)
   Payments of preferred dividends                                                             --          (341)
   Distributions to stockholders                                                             (878)           --
                                                                                         --------      --------

   Net cash provided by financing activities                                                2,543         9,089
                                                                                         --------      --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                   1,145           706

CASH AND CASH EQUIVALENTS, beginning of period                                                 87         1,666
                                                                                         --------      --------

CASH AND CASH EQUIVALENTS, end of period                                                 $  1,232      $  2,372
                                                                                         ========      ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for-
     Interest                                                                            $  1,755      $    920
     Income taxes                                                                             118         3,359


        The accompanying notes are an integral part of these consolidated financial statements.

              AMERICAN PLUMBING & MECHANICAL, INC. AND SUBSIDIARIES


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


1.       ORGANIZATION AND BASIS OF PRESENTATION

         American Plumbing & Mechanical, Inc. and subsidiaries ("AMPAM" or the "Company"), is the largest company in the United States focused primarily on the plumbing contracting services industry. The Company also provides heating, ventilation and air conditioning ("HVAC") and mechanical contracting services. AMPAM provides plumbing, mechanical and HVAC installation services to single family residential, multifamily residential and commercial construction customers.

         These unaudited interim statements should be read in conjunction with the Company's historical consolidated financial statements and related notes included in the Annual Report on Form 10-K as filed with the Securities and Exchange Commission for the year ended December 31, 2001.

         These unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for reporting interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Management believes all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature. The results of operations for interim periods are not necessarily indicative of the results for the fiscal year.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

3.       LONG TERM DEBT

Long-term debt consists of the following (in thousands):

                                                             December 31,    March 31,
                                                                2001           2002
                                                             ------------    ---------
Senior Subordinated Notes                                     $  93,586      $  93,639
Bank Credit Facility                                             60,000         69,500
Capital lease obligations and other long-term obligations         1,149          1,082
                                                              ---------      ---------
                                                                154,735        164,221
Less - Current maturities                                          (167)          (125)
                                                              ---------      ---------
                                                              $ 154,568      $ 164,096
                                                              =========      =========

         The Credit Facility requires the Company to maintain compliance with certain specified financial covenants including maximum ratios of funded debt to EBITDA, a minimum fixed charge coverage ratio, a minimum net worth, a capital expenditure covenant and other restrictive covenants. Additionally, the terms of the Credit Facility limit the ability of the Company to incur additional indebtedness, dispose of assets, make acquisitions or other investments, and to make various other payments. The Company is in compliance with the covenants of the Credit Facility. As of March 31, 2002, the Company had borrowings of $69.5 million, leaving $25.5 million in availability under the Credit Facility.

4.       COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

         In October 2001, AMPAM and its operating subsidiary AMPAM Christianson, L.P. filed suit against two former stockholders of Christianson Enterprises who were holders of Series A Redeemable Preferred Stock ("preferred stock") alleging, among other things, breaches of certain provisions of the underlying acquisition agreement pursuant to which AMPAM purchased Christianson Enterprises n/k/a AMPAM Christianson. In February 2002, the defendants filed a counterclaim alleging, among other things, anticipatory breach of the acquisition agreement. On April 1, 2002, the parties finalized a settlement agreement and general release pursuant to which the defendants and related parties tendered all of their preferred stock and AMPAM paid the defendants and related parties $3.1 million. As of March 31, 2002, the defendants and their related parties held 524,410 shares of preferred stock with a liquidation value of $6,817,330 and were due approximately $500,000 for outstanding but undeclared dividends, all of which were included in the settlement. The parties have no further duties, obligations, or liabilities to each other related to the acquisition agreement or preferred stock and have released any and all claims against each other.

         The Company is also involved in disputes or legal actions arising in the ordinary course of business. Management does not believe the outcome of such legal actions will have a material adverse effect on the Company's financial position or results of operations.

INSURANCE

         AMPAM is self insured for health care, workers' compensation, and general, property and auto liability up to predetermined amounts above which third party insurance applies. All other types of exposures, including an umbrella policy, are insured through third party insurance. Management believes an adequate provision for claims or losses incurred by the Company has been reflected in the consolidated balance sheets.

INTEREST RATE SWAP

         In order to mitigate the interest rate risk associated with our variable rate debt, AMPAM entered into an interest rate swap with a notional amount of $30 million that will expire September 28, 2002. The Company's risk management policy related to this swap agreement is to hedge the exposure to interest rate movements on a portion of its long-term debt. Payments are made based on a fixed rate of 3.51% and received on a LIBOR based variable rate (2.05% at March 31, 2002), reducing the fixed rate associated with this transaction to 6.51%. The swap is settled on a quarterly basis with the interest rate differential received or paid by AMPAM recognized as an adjustment to interest expense. Any change in value of this contract, real or hypothetical, would be significantly offset by an inverse change in the value of the variable rate (LIBOR) on the Credit Facility.

         On March 31, 2002, the Company had a derivative liability of $181,000 included in the accounts payable and accrued liabilities section of the balance sheet. A corresponding amount, net of income tax benefit of $71,000, was recorded as a component of stockholders' equity as accumulated other comprehensive loss.

5.       GOODWILL

         In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 addresses the accounting and reporting for acquired goodwill and other intangible assets, and provides that goodwill should not be amortized. Rather, it must be tested for impairment annually or more frequently if circumstances indicate potential impairment. SFAS 142 was effective January 1, 2002. SFAS 142 also required the Company to complete a transitional goodwill impairment test within six months from the date of adoption. The adoption of SFAS 142 on January 1, 2002, resulted in a write-down of goodwill of approximately $34.7 million. This charge, which comes from the Company's commercial operations, is non-cash in nature and does not adversely affect the Company's financial covenant compliance with its lenders. The write-down of goodwill was recorded, net of tax benefit of $0.1 million, as a cumulative effect of a change in an accounting principle.

         Prospectively, the Company will annually evaluate the carrying amount of goodwill associated with its operating segments using a discounted cash flow methodology to identify any potential impairment of goodwill.

6.       SERIES A REDEEMABLE PREFERRED STOCK

         As of April 1, 2002, the remaining three holders of the preferred stock exercised their right to redeem the preferred stock. Due to the restrictions within the terms of the Company's Credit Facility which restrict the Company's ability to redeem the preferred stock, the Company is currently negotiating with the holders of the preferred stock to satisfy its obligations.

         If the Company does not redeem the preferred stock, the Company shall be prohibited from the following activities without the affirmative vote of not less than a majority of the holders of the preferred stock, voting together as a single class:

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

(iv) make any loan or advance to any person, including, without limitation, any employee or director of the Company or any subsidiary, except advances and similar expenditures in the ordinary course of business; or

(v) acquire, by purchase, exchange, merger or otherwise, all or substantially all of the properties or assets of any other corporation or entity.

7.       OPERATING SEGMENTS

         The Company modified its internal organizational structure during the fourth quarter of 2001 and divided its business into three reporting segments: single family residential, multifamily residential and commercial. These operating segments offer similar products and services with differing complexities to distinct customer groups. They are managed separately because each business requires different operating and marketing strategies. All three reporting segments operate domestically, with no intersegment or foreign sales. These segments share similar growth strategies and provide plumbing and HVAC services; however, the different segments provide services to different customers, and have different competitors.

         AMPAM provides plumbing, HVAC and maintenance and repair services to single family and multifamily residential customers. The single family residential market includes housing projects, small condominium projects, and town house development. The multifamily residential market includes large condominiums and apartment projects. The Company also provides plumbing, HVAC, maintenance and repair, and mechanical contracting services to commercial customers. The commercial market includes retail establishments, office buildings, hotels, assisted-living centers, waste water and water purification plants, manufacturing plants and other industrial complexes and public and private institutional buildings including schools, hospitals, dormitories, military and other governmental facilities, stadiums, arenas, convention centers, airports and prisons.

            The financial information presented for each segment does not allocate corporate overhead costs. Corporate expenses in the periods presented included costs related to operational, sales and marketing, accounting and administrative support. Corporate assets primarily include cash, deferred tax assets, debt issuance costs, goodwill and other intangible assets, fixed assets related to the Company's corporate office and non-trade accounts receivable. Net intersegment receivables and payables are reflected in total assets in the following table.

         Segment information for the quarters ended March 31, 2001 and 2002 is as follows (in thousands):

2002
                                          Single
                                          Family        Multifamily         Commercial       Corporate        Total
                                         ---------      ------------        ----------       ---------     ---------
Revenues                                 $  72,288         $  38,874         $  30,587        $     5      $ 141,754
Gross profit                                12,180             6,463             2,570          (205)         21,008
Income from operations                       4,231             2,767               361        (2,433)          4,926

Total assets                                58,468            54,284            13,025        166,581        292,358
Capital spending                               366               372               187             92          1,017
Depreciation expense                           671               252               435             31          1,389


2001
                                          Single
                                          Family        Multifamily         Commercial       Corporate        Total
                                         ---------      ------------        ----------       ---------     ---------
Revenues                                 $  74,170         $  43,409         $  25,815        $     -      $ 143,394
Gross profit                                12,750             8,199             1,681          (108)         22,522
Income from operations                       5,964             5,048                45        (4,210)          6,847

Total assets                                65,132            51,688            22,175        185,894        324,889
Capital spending                             1,738               295               416             21          2,470
Depreciation expense                           702               261               408             18          1,389


8.       COMPREHENSIVE INCOME/LOSS

         Total Comprehensive Income and Loss for the three months ended March 31, 2001 and 2002 was $0.6 million and $(34.0) million, respectively.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q AND THE CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES AND OTHER DETAILED INFORMATION REGARDING AMPAM INCLUDED IN OUR ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001 AND OTHER REPORTS FILED BY US WITH THE SECURITIES AND EXCHANGE COMMISSION.

         This report contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended ("Securities Act") and
Section 21E of the Exchange Act to be covered by safe harbors created thereby. Such forward-looking statements are made only as of the date of this report and involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Readers are cautioned that such information involves risks and uncertainties, including those created by general market conditions, competition and the possibility that events may occur which limit the ability of American Plumbing & Mechanical, Inc. and subsidiaries ("AMPAM", the "Company", "we" or "us") to maintain or improve its operating results. Such risks, uncertainties and other important factors include, among others, retention of key management, a national economic downturn or one or more regional downturns in construction, shortages of labor and specialty building materials, difficulty in obtaining or increased costs associated with debt financing, seasonal fluctuations in the demand for plumbing and HVAC systems, and the use of incorrect project cost estimates which are used to determine our percentage of completion and revenue on uncompleted jobs. All statements, other than statements of historical facts, included or incorporated by reference in this report that address activities, events or developments that we expect or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), business strategy and measures to implement such strategy, competitive strengths, goals, expansion and growth of our business and operations, plans, references to future success, as well as other statements which include words such as "anticipate," "believe," "plan," "estimate," "expect," and "intend" and other similar expressions, constitute forward-looking statements. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and the inclusion of such information should not be regarded as a representation that it will occur.


GENERAL

         American Plumbing and Mechanical, Inc. and subsidiaries ("AMPAM", the "Company", "we" or "us") is the largest company in the United States focused primarily on the plumbing contracting services industry. The Company also provides heating, ventilation and air conditioning ("HVAC") and mechanical contracting services. We provide plumbing, mechanical and HVAC installation services to single family residential, multifamily residential and commercial construction customers.

RESULTS OF OPERATIONS

         The following unaudited consolidated financial information represents our operations for each of the three month periods presented below.


                                                                    Three months ended March 31,
                                                           ------------------------------------------------
                                                                    2001                        2002
                                                           ---------------------        -------------------
                                                                             (Unaudited)
                                                                       (Dollars in thousands)
Revenues                                                   $  143,394        100%       $  141,754      100%
Cost of revenues                                              120,872         84           120,746       85
                                                           ----------     ------        ----------   ------
   Gross profit                                                22,522         16            21,008       15
Selling, general and administrative expenses                   14,264         10            16,082       11
Goodwill amortization                                           1,411          1                --       --
                                                           ----------     ------        ----------   ------
   Income from operations                                       6,847          5             4,926        4
Interest expense                                               (4,726)        (3)           (4,124)      (3)
Other, net                                                        171         --               150       --
                                                           ----------     -------       ----------   -------
   Income before taxes                                          2,292          2               952        1
Provision for income taxes                                      1,490          1               451       --
                                                           ----------     ------        ----------   ------
   Income before cumulative effect of an accounting
     change                                                       802          1               501        1
Cumulative effect of an accounting change                          --         --           (34,627)     (24)
                                                           ----------     ------        ----------   ------
   Net income/(loss)                                              802          1           (34,126)     (24)
Preferred dividends                                               341         --               341       --
                                                           ----------     ------        ----------   ------
   Net income/(loss) available to common shareholders      $      461         --%       $  (34,467)      (24)%
                                                           ==========     =======       ==========   =======


Three months ended March 31, 2001 compared to three months ended March 31, 2002

         Revenues decreased $1.6 million, from $143.4 million for the three months ended March 31, 2001 to $141.8 million for the three months ended March 31, 2002. Revenues generated by existing locations declined by $18.0 million, offset by increases in start-up revenues of $16.4 million. The overall decrease in revenue was primarily attributable to a decrease in our multifamily residential segment, offset by an increase in our commercial segment as a result of our commercial start-up in Northern California. Multifamily residential operations decreased due to lower activity in Florida and Southern California.

         Gross profit decreased $1.5 million, from $22.5 million for the three months ended March 31, 2001, to $21.0 million for the three months ended March 31, 2002. Gross profit generated by existing locations declined by $2.9 million, offset by increases in start-up gross profit of $1.4 million. The decrease in gross profit was attributable to lower volume in our multifamily residential segment, offset by increased volume in our commercial segment. Gross margin decreased from 15.7% for the three months ended March 31, 2001 to 14.8% for the three months ended March 31, 2002. The decrease in our gross margin is primarily attributable to a larger portion of our volume being generated from startups. Excluding startups, gross margins were 15.8% in both periods.

         Selling, general and administrative expenses increased $1.8 million, from $14.3 million for the three months ended March 31, 2001, to $16.1 million for the three months ended March 31, 2002. The increase in selling, general and administrative expenses was primarily due to increased insurance and personnel costs associated with our single family residential segment and increased costs of approximately $1.0 million to support the increased volume of our start-ups.

         The goodwill amortization for the three months ended March 31, 2001 was $1.4 million. As a result of our adoption of SFAS 142, we no longer amortize goodwill. See note 5 to the consolidated financial statements for further discussion of this item.

         Interest expense decreased $0.6 million, from $4.7 million for the three months ended March 31, 2001 to $4.1 million for the three months ended March 31, 2002. The decrease in interest expense is attributable to lower levels of debt and lower interest rates.

         The decrease in the provision for income taxes of $1.0 million results from lower earnings.

         The cumulative effect of an accounting change represents the charge we recorded to reflect the transitional impairment adjustment required by SFAS 142. The goodwill write-down of $34.6 million (net of tax benefit) was generated by our commercial segment.

         Net income (loss) decreased $34.9 million, from net income of $0.8 million for the three months ended March 31, 2001, to net loss of ($34.1) million for the three months ended March 31, 2002 The net loss was due to the write-down of goodwill associated with the commercial segment.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2002 the Company had $68.2 million in working capital and $164.0 million of outstanding long-term indebtedness, including capital lease obligations totaling $1.0 million.

         For the three months ended March 31, 2002, net cash used in operating activities was $7.5 million. This use of cash was primarily attributable to an increase in working capital. Cash used in investing activities was $0.9 million which primarily relates to the capital expenditures of $1.0 million. Cash provided by financing activities for the three months ended March 31, 2002, was $9.1 million and was primarily obtained from net borrowings on our Credit Facility.

         For the three months ended March 31, 2001, net cash provided by operating activities was $2.0 million resulting primarily from operations, offset by increases in working capital of $0.9 million. Cash used in investing activities was $3.4 million which primarily relates to the capital expenditures of $2.5 million and earnout payments of $1.1 million. Cash provided by financing activities for the three months ended March 31, 2001, was $2.5 million and was primarily obtained from net borrowings on our Credit Facility.

         On April 1, 1999, we entered into the Credit Facility with a total commitment of $95.0 million. The Credit Facility was subsequently amended and extended to mature on March 31, 2004. The Credit Facility bears interest, at our option, at the base rate of the arranging bank plus an applicable margin, or at LIBOR plus an applicable margin. As of March 31, 2002, we had borrowings of $69.5 million, leaving $25.5 million available under the Credit Facility. During the first quarter, we further amended the Credit Facility to allow for, among other things, the settlement of the lawsuit described in note 4 to the consolidated financial statements. We are in compliance with all covenants of the Credit Facility. The goodwill impairment resulting from the adoption of SFAS 142 during the first quarter did not adversely affect the Company's financial covenant compliance with its lenders.

         As of April 1, 2002, the remaining holders of the preferred stock exercised their right to redeem the preferred stock. Due to the restrictions within the terms of our Credit Facility which restrict our ability to redeem the preferred stock, we are currently negotiating with the holders of the preferred stock to satisfy our obligations. See note 6 to the consolidated financial statements for further discussion of this item.

         We anticipate that our cash flow from operations and borrowings under the Credit Facility will provide sufficient cash to enable us to meet our working capital needs, debt service requirements, and planned capital expenditures for property and equipment through the foreseeable future.


SEASONALITY

         The plumbing and mechanical contracting services industry is influenced by seasonal factors, which generally result in lower activity during winter months than in other periods. As a result, we expect that our revenues and profits will generally be lower in the first and fourth quarters of each fiscal year, and higher in the second and third quarters.



ITEM 3.  Quantitative and Qualitative Disclosures About Market Risks

         We are exposed to various market risks primarily related to potential adverse changes in interest rates. In the normal course of business, we employ established policies and procedures to manage this risk. Our exposure to changes in interest rates primarily results from our short-term and long-term debt with both fixed and floating interest rates. AMPAM's debt with fixed interest rates consists of Senior Subordinated Notes and capital leases. Our debt with variable interest rates consists primarily of the Credit Facility.

         In order to mitigate the interest rate risk associated with our variable rate debt, we entered into an interest rate swap with a notional amount of $30 million that will expire September 28, 2002. Our risk management policy related to this swap agreement is to hedge the exposure to interest rate movements on a portion of our long-term debt. Under the extension, payments are made based on a fixed rate of 3.51% and received on a LIBOR based variable rate (2.05% at March 31, 2002), reducing the fixed rate associated with this transaction to 6.51%. The swap is settled on a quarterly basis with the interest rate differential received or paid by AMPAM recognized as an adjustment to interest expense. Any change in value of this contract, real or hypothetical, would be significantly offset by an inverse change in the value of the variable rate (LIBOR) on the Credit Facility. A one percent increase in the interest rate on the variable rate debt would result in an annual increase of $0.7 million in interest expense.

         On March 31, 2002, we had a derivative liability of $181,000 included in the accounts payable and accrued liabilities section of the balance sheet. A corresponding amount, net of income tax benefit of $71,000, was recorded as a component of stockholders' equity as accumulated other comprehensive loss.

         Other than the items mentioned above, there were no other material quantitative or qualitative changes during the first three months of fiscal 2002 in the Company's market risk sensitive instruments.

                          PART II - OTHER INFORMATION

ITEM 1. - Legal Proceedings

         In October 2001, AMPAM and its operating subsidiary AMPAM Christianson, L.P. filed suit against two former stockholders of Christianson Enterprises who are current holders of Series A Redeemable Preferred Stock ("preferred stock") alleging, among other things, breaches of certain provisions of the underlying acquisition agreement pursuant to which AMPAM purchased Christianson Enterprises n/k/a AMPAM Christianson. In February 2002, the defendants filed a counterclaim alleging, among other things, anticipatory breach of the acquisition agreement. On April 1, 2002, the parties finalized a settlement agreement and general release pursuant to which the defendants and related parties tendered all of their preferred stock to us and we paid the defendants and related parties $3.1 million. As of March 31, 2002, the defendants and their related parties held 524,410 shares of preferred stock with a liquidation value of $6,817,330 and were due approximately $500,000 for outstanding but undeclared dividends, all of which were included in the settlement. The parties have no further duties, obligations, or liabilities to each other related to the acquisition agreement or preferred stock and have released any and all claims against each other.

        From time to time we are involved in litigation relating to claims arising out of operations in the normal course of business. AMPAM maintains insurance coverage against potential claims in an amount which management believes to be adequate. Currently, we are not aware of any legal proceedings or pending claims that we believe will have a material adverse effect on our consolidated financial position or consolidated results of operations.

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

*    Incorporated by reference

         The registrant filed no reports on Form 8-K during the period covered by this quarterly report.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 AMERICAN PLUMBING AND MECHANICAL, INC.

Date:  May 15, 2002                     By:  /s/ David C. Baggett
                                             --------------------

                                        David C. Baggett
                                        President
                                        and Chief Financial Officer