Form 10-Q
period 2002-06-30
AMERICAN PLUMBING & MECHANICAL INC
filed 2002-08-14
CIK 1072258

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

                       For the quarter ended June 30, 2002

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




         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 of 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of August 13, 2002, there were outstanding 13,211,383 shares of common stock and 331,116 shares of Class B common stock of the Registrant.


================================================================================

              AMERICAN PLUMBING & MECHANICAL, INC. AND SUBSIDIARIES

                  FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2002

                                TABLE OF CONTENTS


Part I - Financial Information........................................................................................2
   Item 1.  Financial Statements......................................................................................2
   Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations....................13
   Item 3.  Quantitative and Qualitative Disclosures About Market Risks..............................................18


Part II - Other Information..........................................................................................20
   Item 1. - Legal Proceedings.......................................................................................20
   Item 2. - Changes in Securities and Use of Proceeds...............................................................20
   Item 3. - Defaults Upon Senior Securities.........................................................................20
   Item 4. - Submission of Matters to a Vote of Security Holders.....................................................20
   Item 5. - Other Information.......................................................................................21
   Item 6. - Exhibits and Reports on Form 8-K........................................................................21


SIGNATURES...........................................................................................................22

                         PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

              AMERICAN PLUMBING & MECHANICAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                        (In Thousands, Except Share Data)


                                                                                       December 31,       June 30,
                                                                                           2001             2002
                                                                                       -------------    -------------
                               ASSETS                                                                    (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                                           $       1,666    $       3,356
   Accounts receivable, net                                                                   96,412           96,512
   Inventories                                                                                12,460           12,536
   Costs and estimated earnings in excess of billings on uncompleted
      contracts                                                                               26,523           26,227
   Prepaid expenses and other current assets                                                   5,358            5,363
                                                                                       -------------    -------------

         Total current assets                                                                142,419          143,994

PROPERTY AND EQUIPMENT, net                                                                   21,702           20,870
GOODWILL, net                                                                                154,739          119,978
OTHER NONCURRENT ASSETS                                                                        4,039            3,826
                                                                                       -------------    -------------

         Total assets                                                                  $     322,899    $     288,668
                                                                                       =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                               $      69,465    $      61,120
   Billings in excess of costs and estimated earnings on uncompleted contracts                14,718           18,014
   Current maturities of capital lease obligations                                               167              117
                                                                                       -------------    -------------

         Total current liabilities                                                            84,350           79,251
LONG-TERM LIABILITIES:
   Long-term debt                                                                            154,568          166,620
   Other long-term liabilities                                                                 1,172            7,799
                                                                                       -------------    -------------

         Total liabilities                                                                   240,090          253,670

COMMITMENTS AND CONTINGENCIES (Note 5)
SERIES A REDEEMABLE PREFERRED STOCK, $.01 par value, $13.00 liquidation value,
   10,000,000 shares authorized, 1,048,820 shares issued and outstanding                      13,635               --

STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value, 100,000,000 shares authorized, 13,211,383 shares
     issued and outstanding                                                                      132              132
   Class B common stock, $.01 par value, 5,000,000 shares authorized, 331,116 shares
     issued and outstanding                                                                        3                3
   Additional paid-in capital                                                                 41,805           45,200
   Retained earnings/(deficit)                                                                27,426          (10,258)
   Accumulated other comprehensive loss                                                         (192)             (79)
                                                                                       -------------    -------------

         Total stockholders' equity                                                           69,174           34,998
                                                                                       -------------    -------------

         Total liabilities and stockholders' equity                                    $     322,899    $     288,668
                                                                                       =============    =============

       The accompanying notes are an integral part of these consolidated financial statements.

              AMERICAN PLUMBING & MECHANICAL, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                 (In Thousands)
                                   (Unaudited)

                                                                   Three Months Ended                 Six Months Ended
                                                                         June 30,                         June 30,
                                                             ------------------------------    ------------------------------
                                                                 2001              2002             2001             2002
                                                             -------------    -------------    -------------    -------------
REVENUES                                                     $     160,687    $     148,782    $     304,081    $     290,536

COST OF REVENUES
(including depreciation)                                           132,498          132,445          253,370          253,191
                                                             -------------    -------------    -------------    -------------

         Gross profit                                               28,189           16,337           50,711           37,345

SELLING, GENERAL AND
     ADMINISTRATIVE EXPENSES                                        14,852           17,681           29,116           33,763
GOODWILL AMORTIZATION                                                1,411               --            2,822               --
                                                             -------------    -------------    -------------    -------------

         Income/(loss) from operations                              11,926           (1,344)          18,773            3,582

OTHER INCOME (EXPENSE):
   Interest expense                                                 (4,686)          (4,216)          (9,412)          (8,339)
   Interest income                                                      10                3               46               51
   Other                                                               243             (160)             378              (58)
                                                             -------------    -------------    -------------    -------------

         Other expense, net                                         (4,433)          (4,373)          (8,988)          (8,346)
                                                             -------------    -------------    -------------    -------------

INCOME/(LOSS) BEFORE PROVISION FOR INCOME TAXES
                                                                     7,493           (5,717)           9,785           (4,764)

PROVISION FOR/(BENEFIT FROM) INCOME TAXES                            3,521           (2,158)           5,011           (1,707)
                                                             -------------    -------------    -------------    -------------

INCOME/(LOSS) BEFORE CUMULATIVE EFFECT OF AN
ACCOUNTING CHANGE                                                    3,972           (3,559)           4,774           (3,057)

CUMULATIVE EFFECT OF ACCOUNTING CHANGE, net of tax                      --               --               --           34,627
                                                             -------------    -------------    -------------    -------------
NET INCOME/(LOSS)                                                    3,972           (3,559)           4,774          (37,684)

PREFERRED DIVIDENDS                                                    341              170              682              511
                                                             -------------    -------------    -------------    -------------

NET INCOME/ (LOSS) AVAILABLE TO
 COMMON STOCKHOLDERS                                         $       3,631    $      (3,729)   $       4,092    $     (38,195)
                                                             =============    =============    =============    =============



       The accompanying notes are an integral part of these consolidated financial statements.

              AMERICAN PLUMBING & MECHANICAL, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In Thousands)
                                   (Unaudited)


                                                                                                   Six Months Ended
                                                                                                        June 30,
                                                                                             ------------------------------
                                                                                                 2001             2002
                                                                                             -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income/(loss)                                                                         $       4,774    $     (37,684)
   Adjustments to reconcile net income to net cash provided by operating activities-
       Cumulative effect of an accounting change                                                        --           34,751
       Depreciation and amortization                                                                 5,602            2,764
       Amortization of deferred compensation expense                                                   103               62
       (Gain)/loss on disposal of property and equipment                                              (144)             203
       Deferred income taxes                                                                          (406)            (607)
       Increase (decrease) in cash flows from:
         Accounts receivable, net                                                                   (7,354)            (100)
         Inventories                                                                                (1,419)             (76)
         Costs and estimated earnings in excess of billings on uncompleted contracts                (3,067)             296
         Prepaid expenses and other current assets                                                    (542)             413
         Accounts payable and accrued expenses                                                       4,019           (8,112)
         Billings in excess of costs and estimated earnings on uncompleted contracts                 2,930            3,296
         Other                                                                                         171              320
                                                                                             -------------    -------------

   Net cash provided by/(used in) operating activities                                               4,667           (4,474)
                                                                                             -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions of property and equipment                                                              (4,388)          (2,493)
   Proceeds from sale of property and equipment                                                        271              207
   Earnout payments to founding company stockholders                                                (1,623)              --
                                                                                             -------------    -------------

   Net cash used in investing activities                                                            (5,740)          (2,286)
                                                                                             -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings on bank credit facility                                                            3,500           12,000
   Payments of long-term debt                                                                         (202)            (109)
   Payments of preferred dividends                                                                      --             (852)
   Redemption of preferred stock
                                                                                                        --           (2,589)
   Distributions to stockholders                                                                    (1,381)              --
                                                                                             -------------    -------------
   Net cash provided by financing activities                                                         1,917            8,450
                                                                                             -------------    -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                              844            1,690

CASH AND CASH EQUIVALENTS, beginning of period                                                          87            1,666
                                                                                             -------------    -------------

CASH AND CASH EQUIVALENTS, end of period                                                     $         931    $       3,356
                                                                                             =============    =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for-
     Interest                                                                                $       8,818    $       7,431
     Income taxes                                                                                      253            3,443



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

3. LOCATION SHUTDOWNS

     In August 2002, management decided to shutdown the Company's commercial operations in Sacramento, CA and Pensacola, FL as well as the single family operations in southern Virginia. For the three months and six months ended June 30, 2002, these operations have collectively lost net of tax benefit $5.2 million and $5.3 million, respectively. Management estimates an additional $7.3 million loss ($4.4 million net of tax benefit) will be incurred to shutdown these operations. The major portion of these losses relate to the commercial operations in Sacramento, CA. As a result of the shutdown of these locations, the Company has evaluated the carrying value of the goodwill associated with the commercial segment as required under SFAS No. 142 "Goodwill and Other Intangible Assets". At this point no impairment of goodwill is indicated. The expected future shutdown costs are summarized as follows (unaudited, in thousands):

Severance and retention payments                                    $      1,200
Asset impairment                                                             900
Operations runout                                                          5,200
                                                                    ------------
     Total                                                          $      7,300
                                                                    ============

         The results of these shutdown operations included in income from operations for the presented periods are as follows (unaudited, in thousands):

                                                                Three Months Ended                  Six Months Ended
                                                                     June 30,                           June 30,
                                                           ------------------------------    ------------------------------
                                                               2001              2002             2001            2002
                                                           -------------    -------------    -------------    -------------
Revenues                                                   $       5,207    $      11,024    $      10,010    $      25,220

Cost of revenues (including depreciation)                          5,117           17,534            9,551           30,974
                                                           -------------    -------------    -------------    -------------

         Gross profit/(loss)                                          90           (6,510)             459           (5,754)

Selling, general and administrative expenses
                                                                     576            1,975              871            2,940
                                                           -------------    -------------    -------------    -------------

         Loss from operations                                       (486)          (8,485)            (412)          (8,694)

         Other, net                                                   68               19              111               12
                                                           -------------    -------------    -------------    -------------

Loss before provision for income taxes                              (418)          (8,466)            (301)          (8,682)

Benefit from income taxes                                           (163)          (3,302)            (117)          (3,386)
                                                           -------------    -------------    -------------    -------------

Net loss                                                   $        (255)   $      (5,164)   $        (184)   $      (5,296)
                                                           =============    =============    =============    =============

4. LONG TERM DEBT

Long-term debt consists of the following (in thousands):

                                                                       December 31,       June 30,
                                                                            2001            2002
                                                                       -------------    -------------
Senior Subordinated Notes                                              $      93,586    $      93,692
Bank Credit Facility                                                          60,000           72,000
Capital lease obligations and other long-term obligations                      1,149            1,045
                                                                       -------------    -------------
                                                                             154,735          166,737
Less - Current maturities                                                       (167)            (117)
                                                                       -------------    -------------

                                                                       $     154,568    $     166,620
                                                                       =============    =============

         On April 1, 1999, we entered into the Credit Facility with a total commitment of $95.0 million. The Credit Facility was subsequently amended and extended to mature on March 31, 2004. The Credit Facility bears interest, at our option, at the base rate of the arranging bank plus an applicable margin, or at LIBOR plus an applicable margin. During the first quarter of 2002, we amended the Credit Facility again to allow for, among other things, the settlement of the lawsuit described in note 5 to the consolidated financial statements. The Credit Facility requires the Company to maintain compliance with certain specified financial covenants including minimum amounts of EBITDA, maximum ratios of funded debt to EBITDA, a minimum fixed charge coverage ratio, a minimum net worth, capital expenditure limitations and other restrictive covenants. Additionally, the terms of the Credit Facility limit the ability of the Company to incur additional indebtedness, dispose of assets, make acquisitions or other investments, and to make various other payments. After amending the Credit Facility in August 2002, the Company is in compliance with its covenants. As partial consideration to the banks for the amendment, certain fees were paid and interest rates were increased. The Company anticipates that interest expense will increase by approximately $0.4 million in the second half of 2002 as a result of the amendment. As a component of the August 2002 amendment, the total commitment under the Credit Facility was reduced to $90.0 million through December 31, 2002. The commitment was further reduced to $85.0 million through December 31, 2003 and $80.0 million thereafter. As of June 30, 2002, the Company had borrowings of $72.0 million, leaving $18.0 million in availability under the Credit Facility, after taking into consideration the reduction in the commitment to $90.0 million. Pursuant to the August 2002 amendment to the Credit Facility, the Company may not pay any interest on the Senior Subordinated Notes until compliance with the covenants of the Credit Facility is provided to the banks. This provision may cause the Company to delay making the semi-annual interest payment by approximately one week. The provisions of the indenture covering the Senior Subordinated Notes allow a grace period of one month on the interest payments.


5. COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

         In October 2001, AMPAM and its operating subsidiary AMPAM Christianson, L.P. filed suit against two former stockholders of Christianson Enterprises who were holders of approximately one-half of AMPAM's Series A Redeemable Preferred Stock ("preferred stock") alleging, among other things, breaches of certain provisions of the underlying acquisition agreement pursuant to which AMPAM purchased Christianson Enterprises n/k/a AMPAM Christianson. In February 2002, the defendants filed a counterclaim alleging, among other things, anticipatory breach of the acquisition agreement. On April 1, 2002, the parties finalized a settlement agreement and general release pursuant to which the defendants and related parties tendered all of their preferred stock and AMPAM paid the defendants and related parties $3.1 million. Upon transfer of consideration, AMPAM retired the preferred stock and realized an increase in Additional Paid in Capital of $3.8 million representing the liquidation value of the preferred stock received net of the proceeds attributable to the preferred stock and costs incurred to facilitate the settlement. As of April 1, 2002, the defendants and their related parties held 524,410 shares of preferred stock with a liquidation value of $6,817,330 and were due approximately $500,000 for outstanding but undeclared dividends, all of which were included in the settlement. The parties have no further duties, obligations, or liabilities to each other related to the acquisition agreement or preferred stock and have released any and all claims against each other.

         Three remaining holders of preferred stock, hold 524,410 combined shares. The remaining preferred stockholders have exercised their right under the terms of the preferred stock designation to require the Company to purchase all of their preferred stock. Restrictions within the terms of the Company's Credit Facility preclude redemption of the preferred stock and the payment of further dividends. Because the preferred stock has been put to AMPAM, the liquidation value of these shares have been classified as "Other long-term liabilities" on the balance sheet as of June 30, 2002. Although legal proceedings have been threatened to pursue judgment for the liquidation value of the preferred stock, the Company is not aware of any legal proceedings initiated by the remaining preferred stockholders, and the Company is negotiating with them in an effort to reach an amicable resolution.

         Additionally, because the Company has not purchased the preferred stock, pursuant to the terms of the preferred stock designation, the Company may not engage in the following activities without the affirmative vote of not less than a majority of the holders of the preferred stock, voting together as a single class:

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

         The Company is also involved in disputes or legal actions arising in the ordinary course of business. Management does not believe the outcome of such outstanding legal actions will have a material adverse effect on the Company's financial position or results of operations.

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

INTEREST RATE SWAP

         In order to mitigate the interest rate risk associated with our variable rate debt, AMPAM entered into an interest rate swap with a notional amount of $30 million that will expire September 28, 2002. The Company's risk management policy related to this swap agreement is to hedge the exposure to interest rate movements on a portion of its long-term debt. Payments are made based on a fixed rate of 3.51% and received on a LIBOR based variable rate (1.86% at June 30, 2002), reducing the fixed rate associated with this transaction to 6.76%. The swap is settled on a quarterly basis with the interest rate differential received or paid by AMPAM recognized as an adjustment to interest expense. Any change in value of this contract, real or hypothetical, would be significantly offset by an inverse change in the value of the variable rate (LIBOR) on the Credit Facility.

         On June 30, 2002, the Company had a derivative liability of $130,000 included in the "Accounts payable and accrued expenses" section of the balance sheet. A corresponding amount, net of income tax benefit of $51,000, was recorded as a component of stockholders' equity as "Accumulated other comprehensive loss".


6. GOODWILL

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

         The single family residential market includes housing projects, small condominium projects, and town house development. The multifamily residential market includes large condominium and apartment projects. The commercial market includes retail establishments, office buildings, hotels, assisted-living centers, waste water and water purification plants, manufacturing plants and other industrial complexes and public and private institutional buildings including schools, hospitals, dormitories, military and other governmental facilities, stadiums, arenas, convention centers, airports and prisons.

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

Segment information for the quarters ended June 30, 2002 and 2001 is as follows (unaudited, in thousands):

2002
                                          Single
                                          Family       Multifamily      Commercial       Corporate          Total
                                      -------------   -------------   -------------    -------------    -------------
Revenues                              $      80,618   $      42,982   $      25,144    $          38    $     148,782
Gross profit/(loss)                          12,706           7,952          (4,655)             334           16,337
Income/(loss) from operations                 4,662           4,248          (7,660)          (2,594)          (1,344)

Total assets                                 66,063          58,629           4,946          159,030          288,668
Capital spending                                327             425             345              379            1,476
Depreciation expense                            643             254             409               64            1,370



2001
                                         Single
                                         Family        Multifamily     Commercial        Corporate          Total
                                      -------------   -------------   -------------    -------------    -------------
Revenues                              $      86,881   $      43,929   $      29,877    $          --    $     160,687
Gross profit                                 15,922           8,575           3,874             (182)          28,189
Income/(loss) from operations                 9,302           5,297           1,992           (4,665)          11,926

Total assets                                 76,325          58,880          21,054          174,097          330,356
Capital spending                              1,031             336             462               89            1,918
Depreciation expense                            671             266             430               24            1,391

Segment information for the six months ended June 30, 2002 and 2001 is as follows (unaudited, in thousands):

2002
                                         Single
                                         Family        Multifamily       Commercial       Corporate          Total
                                      -------------   -------------    -------------    -------------    -------------
Revenues                              $     152,905   $      81,857    $      55,731    $          43    $     290,536
Gross profit/(loss)                          24,884          14,415           (2,084)             130           37,345
Income/(loss) from operations                 8,893           7,014           (7,299)          (5,026)           3,582

Capital spending                                693             797              532              471            2,493
Depreciation expense                          1,319             506              844               95            2,764


2001
                                         Single
                                         Family        Multifamily     Commercial        Corporate          Total
                                      -------------   -------------   -------------    -------------    -------------
Revenues                              $     161,050   $      87,338   $      55,693    $          --    $     304,081
Gross profit                                 28,671          16,773           5,556             (289)          50,711
Income/(loss) from operations                15,263          10,346           2,037           (8,873)          18,773

Capital spending                              2,768             631             878              111            4,388
Depreciation expense                          1,372             527             838               43            2,780


8. COMPREHENSIVE INCOME/(LOSS)

         Total Comprehensive Income/(Loss) for the three months ended June 30, 2001 and 2002 was $4.0 million and $(3.5) million, respectively. Total Comprehensive Income/(Loss) for the six months ended June 30, 2001 and 2002 was $4.5 million and $(37.6) million, respectively.

9. RECENT ACCOUNTING PRONOUNCEMENTS


     In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No.145, among other things, amends SFAS No.4 and SFAS No. 64, to require that gains and losses from the extinguishment of debt generally be classified within continuing operations. The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002 and early application is encouraged. At June 30, 2002, "Other Noncurrent Assets" included $0.6 million of capitalized costs associated with the Credit Facility and $2.6 million of capitalized costs associated with the Senior Subordinated Notes. Additionally, the discount related to the Senior Subordinated Notes was $1.3 million at June 30, 2002. These amounts are amortized as a component of interest expense. Historically, these items were presented as an extraordinary gain or loss upon early extinguishment of the related indebtedness. Under SFAS No. 145, such items are expensed within income from continuing operations if the related indebtedness is retired. The Company has no such plans for retirement at this time.


     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 replaces Emerging Issues Task Force (EITF) Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity". This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement is effective for exit or disposal activities that are initiated after December 31, 2002. The Company has followed the requirements of SFAS No. 146 in accounting for the location shutdown described in note 3.

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

RESULTS OF OPERATIONS

     In August 2002, management decided to shutdown our commercial operations in Sacramento, CA and Pensacola, FL as well as our single family operations in southern Virginia. For the three months and six months ended June 30, 2002, these operations have collectively incurred net losses of $5.2 and $5.3, respectively. Management estimates an additional $7.3 million pretax loss will be incurred to shut down these operations. The major portion of these losses relate to our commercial operations in Sacramento, CA. The expected future shut down costs are summarized as follows (in thousands):

Severance and retention payments                                    $       1,200
Asset impairment                                                              900
Operations runout                                                           5,200
                                                                    -------------
     Total                                                          $       7,300
                                                                    =============

         The results of these shutdown operations included in income from operations for the presented periods are as follows (in thousands):

                                                                Three Months Ended                 Six Months Ended
                                                                      June 30,                         June 30,
                                                           ------------------------------    ------------------------------
                                                               2001              2002            2001             2002
                                                           -------------    -------------    -------------    -------------
Revenues                                                   $       5,207    $      11,024    $      10,010    $      25,220

Cost of revenues (including depreciation)                          5,117           17,534            9,551           30,974
                                                           -------------    -------------    -------------    -------------

         Gross profit/(loss)                                          90           (6,510)             459           (5,754)

Selling, general and administrative expenses                         576            1,975              871            2,940
                                                           -------------    -------------    -------------    -------------

         Loss from operations                                       (486)          (8,485)            (412)          (8,694)

         Other, net                                                   68               19              111               12
                                                           -------------    -------------    -------------    -------------

Loss before provision for income taxes                              (418)          (8,466)            (301)          (8,682)

Benefit from income taxes                                           (163)          (3,302)            (117)          (3,386)
                                                           -------------    -------------    -------------    -------------

Net loss                                                   $        (255)   $      (5,164)   $        (184)   $      (5,296)
                                                           =============    =============    =============    =============


Three months ended June 30, 2001 compared to three months ended June 30, 2002

         Revenues decreased $11.9 million, from $160.7 million for the three months ended June 30, 2001, to $148.8 million for the three months ended June 30, 2002. Our most significant revenue decreases were in our ongoing commercial operations in Ohio and San Diego($11.0 million), Austin, TX single family operations ($5.5 million) and Orlando, FL multifamily operations ($3.0 million). The revenue decrease in the noted markets was attributable to the weaker economy and increased competition, which resulted in fewer contracts being received and lower contract amounts. These decreases were partially offset by revenue increases in our startup operations of $5.8 million, excluding our commercial startup in Sacramento, CA which had a revenue increase of $7.5 million.

         Gross profit decreased $11.9 million, from $28.2 million for the three months ended June 30, 2001, to $16.3 million for the three months ended June 30, 2002. Our locations that are being shut down accounted for $6.6 million of the decrease. The gross profit decrease at locations that are being shut down is due to losses resulting from unfavorable changes in job estimates and poor field performance. The decrease in gross profit from ongoing operations of $5.3 million is due to overall lower volume and gross margins. These decreases were partially offset by a $1.0 million increase in gross profit from our start up operations (excluding our commercial startup in Sacramento, CA).

         Gross margin decreased from 17.5% for the three months ended June 30, 2001 to 11.0% for the three months ended June 30, 2002, primarily due to lower margins at locations that are being shut down. Gross margin from ongoing operations decreased from 18.1% for the three months ended June 30, 2001 to 16.6% for the three months ended June 30, 2002. While gross margins from our startups have improved from 6.9% for the three months ended June 30, 2001 to 12.9% for the three months ended June 30, 2002, they contributed to the overall decline of our gross margin from ongoing operations because startups represented a larger component of our volume during 2002. Additionally, declining gross margins in our ongoing commercial operations resulted from higher field overhead costs as a percentage of revenues.

         Selling, general and administrative expenses increased $2.8 million, from $14.9 million for the three months ended June 30, 2001, to $17.7 million for the three months ended June 30, 2002. The increase in selling, general and administrative expenses was primarily due to increased property and casualty insurance and increased costs to support the increased volume of our start-ups.

         The goodwill amortization for the three months ended June 30, 2001 was $1.4 million. As a result of our adoption of SFAS 142, we no longer amortize goodwill. See note 6 to the consolidated financial statements for further discussion of this item.

         Interest expense decreased $0.5 million, from $4.7 million for the three months ended June 30, 2001, to $4.2 million for the three months ended June 30, 2002. The decrease in interest expense was attributable to lower average levels of debt and lower interest rates.

         Net income (loss) decreased $7.6 million, from net income of $4.0 million for the three months ended June 30, 2001, to net loss of ($3.6) million for the three months ended June 30, 2002 The net loss was primarily due to the losses incurred by the locations that are being shutdown. There was also a decrease in the net income from ongoing operations as a result of lower revenues and gross margins.

Six months ended June 30, 2001 compared to six months ended June 30, 2002

         Revenues decreased $13.6 million from $304.1 million for the six months ended June 30, 2001, to $290.5 million for the six months ended June 30, 2002. Our most significant revenue decreases were in our ongoing commercial operations in Ohio and San Diego($15.6 million), Austin, TX single family operations ($12.6 million) and Orlando, FL multifamily operations ($6.4 million). The revenue decrease in the noted markets was attributable to the weaker economy and increased competition, which resulted in fewer contracts being received and lower contract amounts. These decreases were partially offset by revenue increases in our startup operations of $12.3 million, excluding our commercial startup in Sacramento, CA which had a revenue increase of $17.4 million.

         Gross profit decreased $13.4 million, from $50.7 million for the six months ended June 30, 2001, to $37.3 million for the six months ended June 30, 2002. Our locations that are being shutdown accounted for $6.2 million of the decrease. The gross profit decrease at locations that are being shut down is due to losses resulting from unfavorable changes in job estimates and poor field performance. The decrease in gross profit from ongoing operations of $7.2 million is due to overall lower volume and gross margins.

These decreases were partially offset by a $1.9 million increase in gross profit from our start up operations (excluding our commercial startup in Sacramento, CA).

         Gross margin decreased from 16.7% for the six months ended June 30, 2001 to 12.9% for the six months ended June 30, 2002, primarily due to lower margins at the locations that are being shut down. Gross margin from ongoing operations decreased from 17.1% for the six months ended June 30, 2001 to 16.2% for the six months ended June 30, 2002. While gross margins from our startups have improved from 5.5% for the six months ended June 30, 2001 to 12.3% for the six months ended June 30, 2002, they contributed to the overall decline of our margin from ongoing operations because startups represented a larger component of our volume during 2002.

         Selling, general and administrative expenses increased $4.7 million, from $29.1 million for the six months ended June 30, 2001, to $33.8 million for the six months ended June 30, 2002. The increase in selling, general and administrative expenses was primarily due to higher property and casualty insurance costs and increased costs to support the increased volume at our startup locations.

         The goodwill amortization for the six months ended June 30, 2001 was $2.8 million. As a result of our adoption of SFAS 142, we no longer amortize goodwill. See note 6 to the consolidated financial statements for further discussion of this item.

         Interest expense decreased $1.1 million for the six months ended June 30, 2002 as compared to the same period in 2001. This was a result of lower average levels of debt and lower interest rates.

         The cumulative effect of an accounting change represents the charge we recorded to reflect the transitional impairment adjustment required by SFAS 142. The goodwill write-down of $34.6 million (net of tax benefit) was generated by our commercial segment.

         Net income (loss) decreased $42.5 million, from net income of $4.8 million for the six months ended June 30, 2001, to net loss of ($37.7) million for the six months ended June 30, 2002 The net loss was primarily due to the write-down of goodwill associated with the commercial segment and the losses associated with locations that are being shutdown. There was also a decrease in the net income from ongoing operations as a result of lower revenues and gross margins.


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

         REVENUE RECOGNITION

         AMPAM recognizes revenue from construction contracts on the percentage-of-completion method measured by the percentage of cost incurred to total estimated costs for each contract. Contract costs include all direct material and labor costs. Provisions for the total estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, estimated profitability, and final contract settlements may result in revisions to costs and income, the effects of which are recognized in the period the revisions are determined. Revenues from services are recognized when services are performed.

         The current asset, "Costs and estimated earnings in excess of billings on uncompleted contracts," represents revenues recognized in excess of amounts billed. The current liability, "Billings in excess of costs and estimated earnings on uncompleted contracts," represents billings in excess of revenues recognized.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 2002 the Company had $64.7 million in working capital and $166.6 million of outstanding long-term indebtedness, including capital lease obligations totaling $1.0 million.

         For the six months ended June 30, 2002, net cash used in operating activities was $4.5 million. This use of cash was primarily attributable to losses incurred at locations that are being shutdown and to an increase in working capital. Cash used in investing activities was $2.3 million which primarily relates to the capital expenditures of $2.5 million, offset by proceeds from sales of property and equipment. Cash provided by financing activities for the six months ended June 30, 2002, was $8.5 million and was primarily obtained from net borrowings on our Credit Facility offset by a $2.6 million payment for the preferred shares received in the lawsuit discussed in note 5 to the consolidated financial statements.

         For the six months ended June 30, 2001, net cash provided by operating activities was $4.7 million resulting primarily from operations. Cash used in investing activities was $5.7 million which primarily relates to the capital expenditures of $4.4 million and earnout payments of $1.6 million. Cash provided by financing activities for the six months ended June 30, 2001, was $1.9 million and was primarily obtained from net borrowings on our Credit Facility offset by a $1.4 million earnout distribution to former shareholders of AMPAM Christianson.

         On April 1, 1999, we entered into the Credit Facility with a total commitment of $95.0 million. The Credit Facility was subsequently amended and extended to mature on March 31, 2004. The Credit Facility bears interest, at our option, at the base rate of the arranging bank plus an applicable margin, or at LIBOR plus an applicable margin. During the first quarter of 2002, we amended the Credit Facility again to allow for, among other things, the settlement of the lawsuit described in note 5 to the consolidated financial statements. During August 2002, the Credit Facility was further amended to provide covenant relief. As partial consideration to the banks for the amendment, certain fees were paid and interest rates were increased. The Company anticipates that interest expense will increase by approximately $0.4 million in the second half of 2002 as a result of the amendment. After the latest amendment, we are in compliance with all covenants of the Credit Facility. As a component of the August 2002 amendment, the total commitment under the Credit Facility was reduced to $90.0 million through December 31, 2002. The commitment was further reduced to $85.0 million through December 31, 2003 and $80.0 million thereafter. As of June 30, 2002, we had borrowings of $72.0 million, leaving $18.0 million available under the Credit Facility, after taking into consideration the reduction in the commitment to $90.0 million. The goodwill impairment resulting from the adoption of SFAS 142 during the first quarter did not adversely affect the Company's financial covenant compliance with its lenders.

         Pursuant to the August 2002 amendment to the Credit Facility, the Company may not pay any interest on the Senior Subordinated Notes until compliance with the covenants of the Credit Facility is provided to the banks. Current forecasts indicate continued compliance with the existing covenants through the maturity of the Credit Facility in April 2004. The provision in the August amendment may cause the Company to delay making the semi-annual interest payment by approximately one week. The provisions of the indenture covering the Senior Subordinated Notes allow a grace period of one month on the interest payments.

         In October 2001, AMPAM and its operating subsidiary AMPAM Christianson, L.P. filed suit against two former stockholders of Christianson Enterprises who were holders of approximately one-half of AMPAM's Series A Redeemable Preferred Stock ("preferred stock") alleging, among other things, breaches of certain provisions of the underlying acquisition agreement pursuant to which AMPAM purchased Christianson Enterprises n/k/a AMPAM Christianson. In February 2002, the defendants filed a counterclaim alleging, among other things, anticipatory breach of the acquisition agreement. On April 1, 2002, the parties finalized a settlement agreement and general release pursuant to which the defendants and related parties tendered all of their preferred stock and AMPAM paid the defendants and related parties $3.1 million. Upon transfer of consideration, AMPAM retired the preferred stock and realized an increase in Additional Paid in Capital of $3.8 million representing the liquidation value of the preferred stock received net of the proceeds attributable to the preferred stock and costs incurred to facilitate the settlement. As of April 1, 2002, the defendants and their related parties held 524,410 shares of preferred stock with a liquidation value of $6,817,330 and were due approximately $500,000 for outstanding but undeclared dividends, all of which were included in the settlement. The parties have no further duties, obligations, or liabilities to each other related to the acquisition agreement or preferred stock and have released any and all claims against each other.

         Three remaining holders of preferred stock, hold 524,410 combined shares. The remaining preferred stockholders have exercised their right under the terms of the preferred stock designation to require the Company to purchase all of their preferred stock. Restrictions within the terms of the Company's Credit Facility preclude redemption of the preferred stock and the payment of further dividends. Because the preferred stock has been put to AMPAM, the liquidation value of these shares have been classified as "Other long-term liabilities" on the balance sheet as of June 30, 2002. Although legal proceedings have been threatened to pursue judgment for the liquidation value of the preferred stock, the Company is not aware of any legal proceedings initiated by the remaining preferred stockholders, and the Company is negotiating with them in an effort to reach an amicable resolution. See note 5 to the consolidated financial statements for further discussion of this item.

         We anticipate that our cash flow from operations and borrowings under the Credit Facility will provide sufficient cash to enable us to meet our working capital needs, debt service requirements, and planned capital expenditures for property and equipment through the maturity of the Credit Facility in April 2004. Management will seek additional sources of capital before the Credit Facility is due.


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

         In order to mitigate the interest rate risk associated with our variable rate debt, we entered into an interest rate swap with a notional amount of $30 million that will expire September 28, 2002. Our risk management policy related to this swap agreement is to hedge the exposure to interest rate movements on a portion of our long-term debt. Under the extension, payments are made based on a fixed rate of 3.51% and received on a LIBOR based variable rate (1.86% at June 30, 2002), reducing the fixed rate associated with this transaction to 6.76%. The swap is settled on a quarterly basis with the interest rate differential received or paid by AMPAM recognized as an adjustment to interest expense. Any change in value of this contract, real or hypothetical, would be significantly offset by an inverse change in the value of the variable rate (LIBOR) on the Credit Facility. A one percent increase in the interest rate on the variable rate debt would result in an annual increase of $0.7 million in interest expense.

         On June 30, 2002, we had a derivative liability of $130,000 included in the accounts payable and accrued liabilities section of the balance sheet. A corresponding amount, net of income tax benefit of $51,000, was recorded as a component of stockholders' equity as accumulated other comprehensive loss.

         Other than the items mentioned above, there were no other material quantitative or qualitative changes during the first six months of fiscal 2002 in the Company's market risk sensitive instruments.

                           PART II - OTHER INFORMATION


ITEM 1. - Legal Proceedings

         In October 2001, AMPAM and its operating subsidiary AMPAM Christianson, L.P. filed suit against two former stockholders of Christianson Enterprises who were holders of approximately one-half of AMPAM's Series A Redeemable Preferred Stock ("preferred stock") alleging, among other things, breaches of certain provisions of the underlying acquisition agreement pursuant to which AMPAM purchased Christianson Enterprises n/k/a AMPAM Christianson. In February 2002, the defendants filed a counterclaim alleging, among other things, anticipatory breach of the acquisition agreement. On April 1, 2002, the parties finalized a settlement agreement and general release pursuant to which the defendants and related parties tendered all of their preferred stock and AMPAM paid the defendants and related parties $3.1 million. Upon transfer of consideration, AMPAM retired the preferred stock and realized an increase in Additional Paid in Capital of $3.8 million representing the liquidation value of the preferred stock received net of the proceeds attributable to the preferred stock and costs incurred to facilitate the settlement. As of April 1, 2002, the defendants and their related parties held 524,410 shares of preferred stock with a liquidation value of $6,817,330 and were due approximately $500,000 for outstanding but undeclared dividends, all of which were included in the settlement. The parties have no further duties, obligations, or liabilities to each other related to the acquisition agreement or preferred stock and have released any and all claims against each other.

        There are three remaining holders of preferred stock, that hold 524,410 combined shares. The remaining preferred stockholders have exercised their right to require the Company to purchase all of their preferred stock. Restrictions within the terms of the Company's Credit Facility preclude redemption of the preferred stock and the payment of further dividends. Although legal proceedings have been threatened to pursue judgment for the liquidation value of the preferred stock, the Company is not aware of any legal proceedings initiated by the remaining preferred stockholders, and the Company is negotiating with them in an effort to reach an amicable resolution.

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

        None.

ITEM 3. - Defaults Upon Senior Securities

         None

ITEM 4. - Submission of Matters to a Vote of Security Holders


(a)  The Annual Meeting of the Company's shareholders was held on May 30, 2002.

(b) The meeting was held to consider and vote upon (i) election of three (3) Class III Directors, and (ii) the approval of Deloitte & Touche LLP as the Company's independent auditors for the 2002 fiscal year.

The votes cast with respect to the election of four Class III Directors are summarized as follows:

     Director Name                     For              Against         Abstain          Total Votes
     -------------                     ---              -------         -------          -----------
     David C. Baggett               10,934,327            0                0             10,934,327
     Susan O. Rheney                10,934,327            0                0             10,934,327
     Charles E. Parks III           10,934,327            0                0             10,934,327

The votes cast with respect to approval of Deloitte & Touche LLP as the Company's independent auditors as follows:

          For                       Against          Abstain        Total Votes
     -------------                  -------          -------        -----------
       10,934,327                      0               0            10,934,327


Consequently, the stockholders elected each of the directors nominated by the Board, and approved Deloitte & Touche LLP as the Company's independent auditors for the 2002 fiscal year.


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

         10.14 Agreement and Amendment to $95.0 million Senior Secured Credit Facility Agreement dated March 20, 2002 among American Plumbing & Mechanical, Inc., Bank One, NA and the other lenders party thereto.

         10.15 Agreement and Second Amendment to $95.0 million Senior Secured Credit Facility Agreement dated August 12, 2002 among
                  American Plumbing & Mechanical, Inc., Bank One, NA and the other lenders party thereto.

         99.1     Certification of Robert A. Christianson pursuant to 18 U.S.C.
                  Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         99.2     Certification of David C. Baggett pursuant to 18 U.S.C.
                  Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


         *Incorporated by reference

The registrant filed no reports on Form 8-K during the period covered by this quarterly report.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         AMERICAN PLUMBING AND MECHANICAL, INC.

         Date:  August 14, 2002           By:  /s/ David C. Baggett
                                             ----------------------------------
                                             David C. Baggett
                                             President, Chief Operating Officer
                                             and Chief Financial Officer

                               INDEX TO EXHIBITS



EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
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

10.14          Agreement and Amendment to $95.0 million Senior Secured Credit
               Facility Agreement dated March 20, 2002 among American Plumbing &
               Mechanical, Inc., Bank One, NA and the other lenders party thereto.

10.15          Agreement and Second Amendment to $95.0 million Senior Secured
               Credit Facility Agreement dated August 12, 2002 among American
               Plumbing & Mechanical, Inc., Bank One, NA and the other lenders party thereto.

99.1           Certification of Robert A. Christianson pursuant to 18 U.S.C.
               Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2           Certification of David C. Baggett pursuant to 18 U.S.C. Section
               1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         *Incorporated by reference