Form 10-Q
period 2002-09-30
AMERICAN PLUMBING & MECHANICAL INC
filed 2002-11-15
CIK 1072258

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

                    For the quarter ended September 30, 2002

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




         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

          As of November 4, 2002, there were outstanding 13,211,383 shares of common stock and 331,116 shares of Class B common stock of the Registrant.


================================================================================

              AMERICAN PLUMBING & MECHANICAL, INC. AND SUBSIDIARIES

               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2002

                                TABLE OF CONTENTS



Part I - Financial Information........................................................................................2

   ITEM 1.  Financial Statements......................................................................................2

   ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations....................13

   ITEM 3.  Quantitative and Qualitative Disclosures About Market Risks..............................................18

   ITEM 4.  Controls and Procedures..................................................................................19


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

   ITEM 1. - Legal Proceedings.......................................................................................20

   ITEM 2. - Changes in Securities and Use of Proceeds...............................................................20

   ITEM 3. - Defaults Upon Senior Securities.........................................................................20

   ITEM 4. - Submission of Matters to a Vote of Security Holders.....................................................20

   ITEM 5. - Other Information.......................................................................................20

   ITEM 6. - Exhibits and Reports on Form 8-K........................................................................21


SIGNATURES...........................................................................................................22

                         PART I - FINANCIAL INFORMATION
ITEM 1.  Financial Statements

              AMERICAN PLUMBING & MECHANICAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                        (In Thousands, Except Share Data)

                                                                                       December 31,        September 30,
                                                                                            2001                2002
                                                                                       ----------------    ----------------
                                       ASSETS                                                                (Unaudited)

CURRENT ASSETS:
   Cash and cash equivalents                                                           $      1,666        $      3,430
   Accounts receivable, net                                                                  96,412              97,667
   Inventories                                                                               12,460              13,751
   Costs and estimated earnings in excess of billings on uncompleted contracts               26,523              23,510
   Prepaid expenses and other current assets                                                  5,358               7,123
                                                                                       ------------        ------------
         Total current assets                                                               142,419             145,481
PROPERTY AND EQUIPMENT, net                                                                  21,702              18,488
GOODWILL, net                                                                               154,739             119,973
OTHER NONCURRENT ASSETS                                                                       4,039               4,061
                                                                                       ------------        ------------
         Total assets                                                                  $    322,899        $    288,003
                                                                                       ============        ============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                               $     69,465        $     66,032
   Billings in excess of costs and estimated earnings on uncompleted contracts               14,718              19,683
   Current maturities of capital lease obligations                                              167                 109
                                                                                       ------------        ------------
         Total current liabilities                                                           84,350              85,824
LONG-TERM LIABILITIES:
   Long-term debt                                                                           154,568             161,649
   Other long-term liabilities                                                                1,172               7,712
                                                                                       ------------        ------------
         Total liabilities                                                                  240,090             255,185
COMMITMENTS AND CONTINGENCIES (Note 5)
SERIES A REDEEMABLE PREFERRED STOCK, $.01 par value, $13.00 liquidation value,
   10,000,000 shares authorized, 1,048,820 shares issued and outstanding                     13,635                   -
STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value, 100,000,000 shares authorized, 13,211,383 shares
     issued and outstanding                                                                     132                 132
   Class B common stock, $.01 par value, 5,000,000 shares authorized, 331,116 shares
     issued and outstanding                                                                       3                   3
   Additional paid-in capital                                                                41,805              45,051
   Retained earnings/(deficit)                                                               27,426             (12,368)
   Accumulated other comprehensive loss                                                        (192)                  -
                                                                                       ------------        ------------
         Total stockholders' equity                                                          69,174              32,818
                                                                                       ------------        ------------
         Total liabilities and stockholders' equity                                    $    322,899        $    288,003
                                                                                       ============        ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

              AMERICAN PLUMBING & MECHANICAL, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                 (In Thousands)
                                   (Unaudited)

                                                             Three Months Ended                      Nine Months Ended
                                                               September 30,                           September 30,
                                                     ---------------- --- --------------     -------------- -- ----------------
                                                          2001                2002               2001               2002
                                                     ----------------     --------------     --------------    ----------------
REVENUES                                             $   157,663          $   147,847        $    461,744      $    438,383
COST OF REVENUES
(including depreciation)                                 131,388              131,478             384,758           384,669
                                                     -----------          -----------        ------------      ------------
         Gross profit                                     26,275               16,369              76,986            53,714
SELLING, GENERAL AND
     ADMINISTRATIVE EXPENSES                              15,767               14,931              44,883            48,694
GOODWILL AMORTIZATION                                      1,410                    -               4,232                 -
                                                     -----------          -----------        ------------      ------------
         Income from operations                            9,098                1,438              27,871             5,020
OTHER INCOME (EXPENSE):
   Interest expense                                       (4,642)              (4,321)            (14,054)          (12,660)
   Interest income                                            26                   22                 72                73
   Other                                                     101                 (520)                479             (578)
                                                     -----------          ------------       ------------      ------------
         Other expense, net                               (4,515)              (4,819)            (13,503)          (13,165)
                                                     -----------          ------------       ------------      ------------
INCOME/(LOSS) BEFORE PROVISION FOR INCOME TAXES            4,583               (3,381)             14,368            (8,145)
PROVISION FOR/(BENEFIT FROM) INCOME TAXES                  2,378               (1,271)              7,389            (2,978)
                                                     -----------          --------------     ------------      ---------------
INCOME/(LOSS) BEFORE CUMULATIVE EFFECT OF AN
ACCOUNTING CHANGE                                          2,205               (2,110)              6,979            (5,167)
CUMULATIVE EFFECT OF ACCOUNTING CHANGE, net of tax             -                    -                  -             34,627
                                                     -----------          --------------     ------------      ---------------
NET INCOME/(LOSS)                                          2,205              ( 2,110)              6,979           (39,794)
PREFERRED DIVIDENDS                                          341                  171               1,023               682
                                                     -----------          -----------        ------------      ------------
NET INCOME/ (LOSS) AVAILABLE TO
 COMMON STOCKHOLDERS                                 $     1,864          $     (2,281)      $      5,956      $    (40,476)
                                                     ===========          =============      ============      ============




        The accompanying notes are an integral part of these consolidated financial statements.

              AMERICAN PLUMBING & MECHANICAL, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In Thousands)
                                   (Unaudited)

                                                                                                NINE MONTHS ENDED
                                                                                                  SEPTEMBER 30,
                                                                                       ------------------------------------
                                                                                            2001                2002
                                                                                       ----------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income/(loss)                                                                       $   6,979         $   (39,794)
   Adjustments to reconcile net income to net cash provided by operating activities-
       Cumulative effect of an accounting change                                                   -              34,751
       Depreciation and amortization                                                           8,438               4,085
       Amortization of deferred compensation expense                                             143                  85
       (Gain)/loss on disposal of property and equipment                                        (154)                782
       Deferred income taxes                                                                    (526)               (631)
       Increase (decrease) in cash flows from:
         Accounts receivable, net                                                             (8,011)             (1,255)
         Inventories                                                                          (2,274)             (1,291)
         Costs and estimated earnings in excess of billings on uncompleted contracts          (3,908)              3,013
         Prepaid expenses and other current assets                                              (445)             (1,410)
         Accounts payable and accrued expenses                                                 9,434              (3,293)
         Billings in excess of costs and estimated earnings on uncompleted contracts             797               4,965
         Other                                                                                  (334)                161
                                                                                       -------------       -------------
   Net cash provided by operating activities                                                  10,139                 168
                                                                                       -------------       -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions of property and equipment                                                        (6,195)             (3,291)
   Proceeds from sale of property and equipment                                                  563               1,473
   Earnout payments to founding company stockholders                                          (2,164)                  -
                                                                                       -------------       -------------
   Net cash used in investing activities                                                      (7,796)             (1,818)
                                                                                       -------------       -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings on bank credit facility                                                      1,500               7,000
   Payments of long-term debt                                                                   (128)               (145)
   Payments of preferred dividends                                                              (682)               (852)
   Redemption of preferred stock                                                                   -              (2,589)
   Distributions to stockholders                                                              (1,756)                  -
                                                                                       -------------       -------------
   Net cash provided by (used in) financing activities                                        (1,066)              3,414
                                                                                       -------------       -------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                      1,277               1,764
CASH AND CASH EQUIVALENTS, beginning of period                                                    87               1,666
                                                                                       -------------       -------------
CASH AND CASH EQUIVALENTS, end of period                                                      $1,364            $  3,430
                                                                                       =============       =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for-
     Interest                                                                          $      10,390       $       8,902
     Income taxes                                                                                315               3,505


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

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         USE OF ESTIMATES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities, disclosures of contingent liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates are used to determine the Company's revenue on uncompleted contracts. These estimates also impact the current asset and "Costs and estimated earnings in excess of billings on uncompleted contracts" and the current liability "Billings in excess of costs and estimated earnings on uncompleted contracts". See REVENUE RECOGNITION for a further discussion. Estimates of the ultimate liability for losses under self insured insurance programs are also included in the Company's consolidated financial statements. Actual results could differ from those estimates.

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

3.       LOCATION SHUTDOWNS

     In August 2002, management decided to shut down the Company's commercial operations in Sacramento, CA and Pensacola, FL as well as the single family operations in southern Virginia. For the three months and nine months ended September 30, 2002, these operations have collectively lost $8.2 million and $16.9 million, respectively on a pretax basis. The Company has accrued $3.0 million on contracts where the total estimated completion costs exceed the contract amount. This amount is included in "Accounts payable and accrued expenses" as of September 30, 2002. During the quarter ended September 30, 2002, the Company recorded an asset impairment loss of $0.5 million resulting from the write-down of the carrying value of assets of the shutdown locations to net realizable value. Management expects to incur additional costs related to the shutdown of these operations; the extent and timing of which are undeterminable at this time. The major portion of these losses relate to the commercial operations in Sacramento, CA. As a result of the shutdown of these locations, the Company has evaluated the carrying value of the goodwill associated with the commercial segment as required under SFAS No. 142 "Goodwill and Other Intangible Assets". At this point no impairment of goodwill is indicated.

       The results of these shutdown operations included in income from operations for the presented periods are as follows (unaudited, in thousands):

                                                             Three Months Ended                      Nine Months Ended
                                                               September 30,                           September 30,
                                                     -----------------------------------     ----------------------------------
                                                           2001               2002               2001               2002
                                                     -----------------    --------------     --------------    ----------------
Revenues                                             $      6,566         $      8,862       $     16,576      $     34,082
Cost of revenues (including depreciation)                   6,432               15,366             15,983            46,340
                                                     ------------         ------------       ------------      ------------
         Gross profit/(loss)                                  134              (6,504)                593          (12,258)
Selling, general and administrative expenses                  522                1,126              1,393             4,066
                                                     ------------         ------------       ------------      ------------
         Loss from operations                                (388)              (7,630)              (800)          (16,324)
         Other, net                                            19                 (563)               130              (551)
                                                     ------------         --------------     ------------      ------------
Loss before provision for income taxes                       (369)              (8,193)              (670)          (16,875)
Benefit from income taxes                                    (144)              (3,195)              (261)           (6,581)
                                                     ------------         ------------       ------------      ---------------
Net loss                                             $       (225)        $     (4,998)      $       (409)     $    (10,294)
                                                     ============         ============       ============      ===============

4.       LONG TERM DEBT

Long-term debt consists of the following (in thousands):

                                                                                  December 31,            September 30,
                                                                                      2001                    2002
                                                                                 ----------------       ------------------
Senior Subordinated Notes                                                            $  93,586                   $ 93,746
Bank Credit Facility                                                                    60,000                     67,000
Capital lease obligations and other long-term obligations                                1,149                      1,012
                                                                                 ----------------       ------------------
Less - Current maturities                                                              154,735                   161,758
                                                                                 ----------------       ------------------
                                                                                          (167)                     (109)
                                                                                     $ 154,568                  $161,649
                                                                                 ================       ==================


         On April 1, 1999, AMPAM entered into the Credit Facility with a total commitment of $95.0 million. The Credit Facility was subsequently amended and extended to mature on March 31, 2004. The Credit Facility bears interest, at the Company's option, at the base rate of the arranging bank plus an applicable margin, or at LIBOR plus an applicable margin. During the first quarter of 2002, the Credit Facility was further amended to allow for, among other things, the settlement of the lawsuit described in note 5 to the consolidated financial statements. The Credit Facility requires the Company to maintain compliance with certain specified financial covenants including minimum amounts of EBITDA, maximum ratios of funded debt to EBITDA, a minimum fixed charge coverage ratio, a minimum net worth, capital expenditure limitations and other restrictive covenants. Additionally, the terms of the Credit Facility limit the ability of the Company to incur additional indebtedness, dispose of assets and make acquisitions or other investments. Additionally, the Company is restricted from making its preferred dividend payments. After amending the Credit Facility in August 2002, the Company is in compliance with its covenants.

         As partial consideration to the banks for the amendment, certain fees were paid and interest rates were increased. As a component of the August 2002 amendment, the total commitment under the Credit Facility was reduced to $90.0 million through December 30, 2002. The commitment was further reduced to $85.0 million through December 30, 2003 and $80.0 million thereafter. As an additional component of the August 2002 amendment, any asset sales of the Company further reduce the commitment under the Credit Facility by 75 percent of the proceeds derived from the sale. For the three months ended September 30, 2002, the Company received proceeds from the sale of assets of $1,266,000 resulting in a reduction of the commitment of the Credit Facility of approximately $0.9 million to $89.1 million. As of September 30, 2002, the Company had borrowings of $67.0 million leaving $22.1 million in availability under the Credit Facility.

         Pursuant to the August 2002 amendment to the Credit Facility, the Company may not pay any interest on the Senior Subordinated Notes until evidence of compliance with the covenants of the Credit Facility is provided to the banks. The Company was in compliance with the covenants of the Credit Facility as of September 30, 2002 and the semi-annual interest payment was made on October 15, 2002. This provision may cause the Company to make future semi-annual interest payments late by approximately one week. The provisions of the indenture covering the Senior Subordinated Notes allow a grace period of one month on the interest payments.

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

         Three remaining holders of preferred stock hold 524,410 combined shares. The remaining preferred stockholders have exercised their right under the terms of the preferred stock designation to require the Company to purchase all of their preferred stock. Restrictions within the terms of the Company's Credit Facility preclude redemption of the preferred stock and the payment of further dividends. Because the preferred stock has been put to AMPAM, the liquidation value of these shares have been classified as "Other long-term liabilities" on the balance sheet as of September 30, 2002. Although legal proceedings have been threatened to pursue judgment for the liquidation value of the preferred stock, the Company is not aware of any legal proceedings initiated by the remaining preferred stockholders, and the Company is negotiating with them in an effort to reach an amicable resolution.

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

INTEREST RATE SWAP

         In order to mitigate the interest rate risk associated with its variable rate debt, the Company entered into an interest rate swap with a notional amount of $30 million that expired on September 28, 2002. AMPAM's risk management policy related to this swap agreement was to hedge the exposure to interest rate movements on a portion of its long-term debt. Under the swap, payments were made based on a fixed rate of 3.51% and received on a LIBOR based variable rate. The swap was settled on a quarterly basis with the interest rate differential received or paid by AMPAM recognized as an adjustment to interest expense. The swap expired on September 28, 2002. As such, no further derivative liability exists as of September 30, 2002.

6.       GOODWILL

         In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 addresses the accounting and reporting for acquired goodwill and other intangible assets, and provides that goodwill should not be amortized. Rather, it must be tested for impairment annually or more frequently if circumstances indicate potential impairment. SFAS 142 was effective January 1, 2002. SFAS 142 also required the Company to complete a transitional goodwill impairment test within six months from the date of adoption. The adoption of SFAS 142 on January 1, 2002, resulted in a write-down of goodwill of approximately $34.7 million. This charge, which came from the Company's commercial operations, was non-cash in nature and did not adversely affect the Company's financial covenant compliance with its lenders. The write-down of goodwill was recorded, net of tax benefit of $0.1 million, as a cumulative effect of a change in an accounting principle.

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

            The financial information presented for each segment does not allocate corporate overhead costs. Corporate expenses in the periods presented included costs related to operational, sales and marketing, accounting and administrative support. Corporate assets primarily include cash, deferred tax assets, debt issuance costs, goodwill and other intangible assets, fixed assets related to the Company's corporate office and non-trade accounts receivable. Net intersegment receivables and payables are reflected in total assets in the following table. The Company measures performance of the segments based on income from operations.

         Segment information for the quarters ended September 30, 2002 and 2001 is as follows (unaudited, in thousands):

2002

                                           Single
                                           Family        Multifamily         Commercial       Corporate        Total
                                           ------        -----------         ----------       ---------        -----
Revenues                                 $  84,567         $  38,828         $  24,452        $     -      $ 147,847
Gross profit/(loss)                         13,450             7,721            (4,510)          (292)        16,369
Income/(loss) from operations                5,991             4,669            (6,898)        (2,324)         1,438

Total assets                                71,050            65,226            36,266        115,461        288,003
Capital spending                               478               251                55             14            798
Depreciation expense                           635               272               358             56          1,321

2001

                                            Single
                                            Family       Multifamily        Commercial       Corporate        Total
                                            ------       -----------        ----------       ---------        -----
Revenues                                 $  83,077         $  44,969         $  29,617        $     -      $ 157,663
Gross profit/(loss)                         14,265             9,311             2,819           (120)        26,275
Income/(loss) from operations                7,072             5,884               800         (4,658)         9,098

Total assets                                80,933            63,738            21,299        166,066        332,036
Capital spending                               608               290               789            120          1,807
Depreciation expense                           690               278               431             27          1,426


         Segment information for the nine months ended September 30, 2002 and 2001 is as follows (unaudited, in thousands):

2002

                                            Single
                                            Family        Multifamily         Commercial      Corporate        Total
                                            ------        -----------         ----------      ---------        -----
Revenues                                $  237,472        $  120,685         $  80,183        $    43       $ 438,383
Gross profit/(loss)                         38,334            22,136            (6,594)          (162)         53,714
Income/(loss) from operations               14,884            11,683           (14,197)        (7,350)          5,020
Capital spending                             1,171             1,048               587            485           3,291
Depreciation expense                         1,954               778             1,202            151           4,085


2001

                                            Single
                                            Family           Multifamily        Commercial       Corporate        Total
                                            ------           -----------        ----------       ---------        -----
Revenues                                $  244,127        $  132,308         $  85,309          $      -      $ 461,744
Gross profit/(loss)                         42,936            26,086             8,374              (410)        76,986
Income/(loss) from operations               22,336            16,228             2,838           (13,531)        27,871
Capital spending                             3,377               921             1,667               230          6,195
Depreciation expense                         2,062               805             1,269                70          4,206


8.       COMPREHENSIVE INCOME/(LOSS)

         Total Comprehensive Income/(Loss) for the three months ended September 30, 2001 and 2002 was $2.1 million and $(2.0) million, respectively. Total Comprehensive Income/(Loss) for the nine months ended September 30, 2001 and 2002 was $6.8 million and $(39.6) million, respectively.

9.       RECENT ACCOUNTING PRONOUNCEMENTS


     In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of

FASB Statement No. 13, and Technical Corrections." SFAS No.145, among other things, amends SFAS No.4 and SFAS No. 64, to require that gains and losses from the extinguishment of debt generally be classified within continuing operations. The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002 and early application is encouraged. At September 30, 2002, "Other Noncurrent Assets" included $1.0 million of capitalized costs associated with the Credit Facility and $2.6 million of capitalized costs associated with the Senior Subordinated Notes. Additionally, the discount related to the Senior Subordinated Notes was $1.3 million at September 30, 2002. These amounts are amortized as a component of interest expense. Historically, these items were presented as an extraordinary gain or loss upon early extinguishment of the related indebtedness. Under SFAS No. 145, such items are expensed within income from continuing operations if the related indebtedness is retired. The Company has no such plans for retirement at this time.


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

RESULTS OF OPERATIONS

         In August 2002, management decided to shutdown our commercial operations in Sacramento, CA and Pensacola, FL as well as our single family operations in southern Virginia. For the three months and nine months ended September 30, 2002, these operations have collectively incurred net losses of $8.2 million and $16.9 million, respectively, on a pretax basis. Management expects to incur additional costs related to the shutdown of these operations, the extent and timing of which are undeterminable at this time. The major portion of these losses relate to our commercial operations in Sacramento, CA.

         The results of these shutdown operations included in income from operations for the presented periods are as follows (in thousands):

                                                             Three Months Ended                      Nine Months Ended
                                                               September 30,                           September 30,
                                                     -----------------------------------     ----------------------------------
                                                           2001               2002               2001               2002
                                                     -----------------    --------------     --------------    ----------------
Revenues                                             $      6,566         $      8,862       $     16,576      $     34,082
Cost of revenues (including depreciation)                   6,432               15,366             15,983            46,340
                                                     ------------         ------------       ------------      ------------
         Gross profit/(loss)                                  134               (6,504)               593           (12,258)
Selling, general and administrative expenses                  522                1,126              1,393             4,066
                                                     ------------         ------------       ------------      ------------
         Loss from operations                                (388)              (7,630)              (800)          (16,324)
         Other, net                                            19                 (563)               130              (551)
                                                     ------------         --------------     ------------      ------------
Loss before provision for income taxes                       (369)              (8,193)              (670)          (16,875)
Benefit from income taxes                                    (144)              (3,195)              (261)           (6,581)
                                                     ------------         ------------       ------------      ---------------
Net loss                                             $       (225)        $     (4,998)      $       (409)     $    (10,294)
                                                     ============         ============       ============      ===============


Three months ended September 30, 2001 compared to three months ended September 30, 2002

         Revenues decreased $9.9 million, from $157.7 million for the three months ended September 30, 2001, to $147.8 million for the three months ended September 30, 2002. Our most significant revenue decreases were in our ongoing commercial operations in Ohio and San Diego ($9.0 million). The revenue decrease in our commercial markets was attributable to a focus on higher margin contracts, the weaker economy and increased competition, which resulted in fewer contracts being received. We noted smaller revenue reductions in other markets which were partially offset by revenue increases in our startup operations of $3.9 million, excluding our commercial startup in Sacramento, CA which had a revenue increase of $5.4 million.

         Gross profit decreased $9.9 million, from $26.3 million for the three months ended September 30, 2001, to $16.4 million for the three months ended September 30, 2002. Our locations that are being shut down accounted for $6.6 million of the decrease. The gross profit decrease at locations that are being shut down is due to losses resulting from unfavorable changes in job estimates and poor field performance. The decrease in gross profit from ongoing operations of $3.3 million is due to overall lower volume and lower gross margins. These decreases were partially offset by a $0.7 million increase in gross profit from our start up operations (excluding our commercial startup in Sacramento, CA).

         Gross margin decreased from 16.7% for the three months ended September 30, 2001 to 11.1% for the three months ended September 30, 2002, primarily due to lower margins at locations that are being shut down. Gross margin from ongoing operations decreased from 17.3% for the three months ended September 30, 2001 to 16.4% for the three months ended September 30, 2002. Gross margins from our startups have improved from 12.2% for the three months ended September 30, 2001 to 14.5% for the three months ended September 30, 2002. The decrease in gross margin was mainly due to higher workers compensation insurance and casualty insurance costs.

         Selling, general and administrative expenses decreased $0.9 million, from $15.8 million for the three months ended September 30, 2001, to $14.9 million for the three months ended September 30, 2002. The decrease in selling, general and administrative expenses was primarily due to reductions in personnel costs.

         The goodwill amortization for the three months ended September 30, 2001 was $1.4 million. As a result of our adoption of SFAS 142, we no longer amortize goodwill. See note 6 to the consolidated financial statements for further discussion of this item.

         Interest expense decreased $0.3 million, from $4.6 million for the three months ended September 30, 2001, to $4.3 million for the three months ended September 30, 2002. The decrease in interest expense was attributable to lower interest rates and lower average levels of debt.

         Net income (loss) decreased $4.3 million, from net income of $2.2 million for the three months ended September 30, 2001, to net loss of ($2.1) million for the three months ended September 30, 2002 The net loss was primarily due to an increase in losses incurred by the locations that are being shut down ($4.8 million). The ongoing operations reflected an improvement in net income of $0.5 million resulting from lower interest expense and lower selling, general and administrative expenses.

Nine months ended September 30, 2001 compared to nine months ended September 30, 2002

         Revenues decreased $23.3 million from $461.7 million for the nine months ended September 30, 2001, to $438.4 million for the nine months ended September 30, 2002. Our most significant revenue decreases were in our ongoing commercial operations in Ohio and San Diego ($24.7 million) and our Austin, TX single family market ($14.3 million). The revenue decrease in these markets was attributable to a focus on higher margin contracts, the weaker economy and increased competition, which resulted in fewer contracts being received. These decreases were partially offset by revenue increases in our startup operations of $16.1 million, excluding our commercial startup in Sacramento, CA which had a revenue increase of $22.9 million.

         Gross profit decreased $23.3 million, from $77.0 million for the nine months ended September 30, 2001, to $53.7 million for the nine months ended September 30, 2002. Our locations that are being shutdown accounted for $12.8 million of the decrease. The gross profit decrease at locations that are being shut down is due to losses resulting from unfavorable changes in job estimates and poor field performance. The decrease in gross profit from ongoing operations of $10.5 million is due to overall lower volume and lower gross margins. These decreases were partially offset by a $2.6 million increase in gross profit from our start up operations (excluding our commercial startup in Sacramento, CA).

         Gross margin decreased from 16.7% for the nine months ended September 30, 2001 to 12.3% for the nine months ended September 30, 2002, primarily due to lower margins at the locations that are being shut down. Gross margin from ongoing operations decreased from 17.2% for the nine months ended September 30, 2001 to 16.3% for the nine months ended September 30, 2002. Gross margins from our startups have improved from 7.4% for the nine months ended September 30, 2001 to 13.0% for the nine months ended September 30, 2002. The decrease in gross margin was mainly due to higher workers compensation insurance and casualty insurance costs.

         Selling, general and administrative expenses increased $3.8 million, from $44.9 million for the nine months ended September 30, 2001, to $48.7 million for the nine months ended September 30, 2002. The increase in selling, general and administrative expenses was primarily due to higher property and casualty insurance costs and increased costs to support the increased volume at our startup locations.

         The goodwill amortization for the nine months ended September 30, 2001 was $4.2 million. As a result of our adoption of SFAS 142, we no longer amortize goodwill. See note 6 to the consolidated financial statements for further discussion of this item.

         Interest expense decreased $1.4 million for the nine months ended September 30, 2002 as compared to the same period in 2001. This was a result of lower interest rates and lower average levels of debt.

         The cumulative effect of an accounting change represents the charge we recorded to reflect the transitional impairment adjustment required by SFAS 142. The goodwill write-down of $34.6 million (net of tax benefit) was generated by our commercial segment.

         Net income (loss) decreased $46.8 million, from net income of $7.0 million for the nine months ended September 30, 2001, to net loss of ($39.8) million for the nine months ended September 30, 2002 The net loss was primarily due to the write-down of goodwill associated with the commercial segment and the losses associated with locations that are being shutdown. The net loss was primarily due to an increase in losses incurred by the locations that are being shut down ($9.9 million).

SIGNIFICANT ACCOUNTING POLICIES

         USE OF ESTIMATES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities, disclosures of contingent liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates are used to determine the Company's revenue on uncompleted contracts. These estimates also impact the current asset and "Costs and estimated earnings in excess of billings on uncompleted contracts" and the current liability "Billings in excess of costs and estimated earnings on uncompleted contracts". See REVENUE RECOGNITION for a further discussion. Estimates of the ultimate liability for losses under self insured insurance programs are also included in the Company's consolidated financial statements. Actual results could differ from those estimates.

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

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 2002 the Company had $59.7 million in working capital and $161.6 million of outstanding long-term indebtedness, including capital lease obligations totaling $1.0 million.

         For the nine months ended September 30, 2002, net cash provided by operating activities was $0.2 million. This was primarily attributable to income from the ongoing operations and a decrease in working capital offset by losses incurred at locations that are being shutdown. Cash used in investing activities was $1.8 million which primarily relates to the capital expenditures of $3.3 million, offset by proceeds from sales of property and equipment. Cash provided by financing activities for the nine months ended September 30, 2002, was $3.4 million and was primarily obtained from net borrowings on our Credit Facility of $7.0 million which was used to invest in the business and retire preferred shares of $2.6 million.

         For the nine months ended September 30, 2001, net cash provided by operating activities was $10.1 million resulting primarily from operations. Cash used in investing activities was $7.8 million which primarily relates to the capital expenditures of $6.2 million and earnout payments of $2.2 million. Cash used in financing activities for the nine months ended September 30, 2001, was $1.1 million and was primarily obtained from net borrowings on our Credit Facility offset by a $1.8 million earnout distribution to former shareholders of AMPAM Christianson.

         On April 1, 1999, we entered into the Credit Facility with a total commitment of $95.0 million. The Credit Facility was subsequently amended and extended to mature on March 31, 2004. The Credit Facility bears interest, at our option, at the base rate of the arranging bank plus an applicable margin, or at LIBOR plus an applicable margin. During the first quarter of 2002, we further amended the Credit Facility to allow for, among other things, the settlement of the lawsuit described in note 5 to the consolidated financial statements. During August 2002, the Credit Facility was further amended to provide covenant relief. Under this amendment, the Company is also restricted from making any preferred dividend payments. As partial consideration to the banks for the amendment, certain fees were paid and interest rates were increased. After the latest amendment, we are in compliance with all covenants of the Credit Facility.

         As a component of the August 2002 amendment, the total commitment under the Credit Facility was reduced to $90.0 million through December 30, 2002. The commitment was further reduced to $85.0 million through December 30, 2003 and $80.0 million thereafter. As an additional component of the August 2002 amendment, any asset sales of the Company further reduce the commitment under the Credit Facility by 75 percent of the proceeds derived from the sale. For the three months ended September 30, 2002, the Company received proceeds from the sale of assets of $1,266,000 resulting in a reduction of the commitment of the Credit Facility of approximately $0.9 million to $89.1 million. As of September 30, 2002, we had borrowings of $67.0 leaving $22.1 million available under the Credit Facility. The goodwill impairment resulting from the adoption of SFAS 142 during the first quarter did not adversely affect the Company's financial covenant compliance with its lenders.

         Pursuant to the August 2002 amendment to the Credit Facility, the Company may not pay any interest on the Senior Subordinated Notes until evidence of compliance with the covenants of the Credit Facility is provided to the banks. We were in compliance with the covenants of the Credit Facility as of September 30, 2002 and the semi-annual interest payment was made on October 15, 2002. Current forecasts indicate continued compliance with the existing covenants through the maturity of the Credit

Facility in April 2004. This provision in the August amendment may cause the Company to make future semi-annual interest payments late by approximately one week. The provisions of the indenture covering the Senior Subordinated Notes allow a grace period of one month on the interest payments.

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

         Three remaining holders of preferred stock, hold 524,410 combined shares. The remaining preferred stockholders have exercised their right under the terms of the preferred stock designation to require the Company to purchase all of their preferred stock. Restrictions within the terms of the Company's Credit Facility preclude redemption of the preferred stock and the payment of further dividends. Because the preferred stock has been put to AMPAM, the liquidation value of these shares have been classified as "Other long-term liabilities" on the balance sheet as of September 30, 2002. Although legal proceedings have been threatened to pursue judgment for the liquidation value of the preferred stock, the Company is not aware of any legal proceedings initiated by the remaining preferred stockholders, and the Company is negotiating with them in an effort to reach an amicable resolution. See note 5 to the consolidated financial statements.

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

          In order to mitigate the interest rate risk associated with our variable rate debt, we entered into an interest rate swap with a notional amount of $30 million that expired on September 28, 2002. Our risk management policy related to this swap agreement was to hedge the exposure to interest rate movements on a portion of our long-term debt. Under the extension, payments were made based on a fixed rate of 3.51% and received on a LIBOR based variable rate. The swap was settled on a quarterly basis with the interest rate differential received or paid by AMPAM recognized as an adjustment to interest expense. The swap expired on September 28, 2002. As such, no further derivative liability exists as of September 30, 2002. A one percent increase in the interest rate on the variable rate debt would result in an annual increase of $0.7 million in interest expense.

         Other than the items mentioned above, there were no other material quantitative or qualitative changes during the first nine months of fiscal 2002 in the Company's market risk sensitive instruments.

ITEM 4.  Controls and Procedures

         Within the 90-day period before the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

         AMPAM also maintains a system of internal accounting controls that are designed to provide reasonable assurance that the books and records of the Company accurately reflect the transactions of the Company and that the Company's polices and procedures are followed. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect such controls since the most recent evaluation of these controls, including any corrective actions with regard to significant deficiencies or material weaknesses in the Company's internal controls.

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

          *10.14 Agreement and Second Amendment to $95.0 million Senior Secured Credit Facility Agreement dated August 12, 2002 among American Plumbing & Mechanical, Inc., Bank One, NA and the other lenders party thereto (American Plumbing & Mechanical, Inc. Form 10-Q (June 30, 2002) SEC File No. 333-81139, Exhibit 10.14).

          99.1 Certification of Robert A. Christianson pursuant to 18 U.S.C.ss.1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          99.2 Certification of David C. Baggett pursuant to 18 U.S.C.ss.1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


         *Incorporated by reference

         The registrant filed no reports on Form 8-K during the period covered by this quarterly report.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         AMERICAN PLUMBING AND MECHANICAL, INC.


   Date:  November 14, 2002              By:  /s/ David C. Baggett
                                              --------------------

                                              David C. Baggett
                                              President, Chief Operating Officer
                                              and Chief Financial Officer

                                 CERTIFICATIONS


     I, Robert A. Christianson, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of American Plumbing & Mechanical, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

           a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

           b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

           c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

           a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

           b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November 14, 2002                         /s/ Robert A. Christianson
                                                 -------------------------------
                                                 Robert A. Christianson,
                                                 Chief Executive Officer
                                                 (Principal Executive Officer)

     I, David C. Baggett, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of American Plumbing & Mechanical, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

           a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

           b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

           c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

           a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

           b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November 14, 2002                          /s/ David C. Baggett
                                                  ------------------------------
                                                  David C. Baggett,
                                                  Chief Financial Officer
                                                  (Principal Financial Officer)

                                 EXHIBIT INDEX


       EXHIBIT NO.                        DESCRIPTION
      ------------                      ---------------

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

          *10.14 Agreement and Second Amendment to $95.0 million Senior Secured Credit Facility Agreement dated August 12, 2002 among American Plumbing & Mechanical, Inc., Bank One, NA and the other lenders party thereto (American Plumbing & Mechanical, Inc. Form 10-Q (June 30, 2002) SEC File No. 333-81139, Exhibit 10.14).

          99.1 Certification of Robert A. Christianson pursuant to 18 U.S.C.ss.1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          99.2 Certification of David C. Baggett pursuant to 18 U.S.C.ss.1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


         *Incorporated by reference