Form 10-K
period 2002-12-31
AMERICAN PLUMBING & MECHANICAL INC
filed 2003-03-31
CIK 1072258

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K

   [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                  OR


   [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NO. 333-81139

                      AMERICAN PLUMBING & MECHANICAL, INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      76-0577626
       (State or other jurisdiction of                         (IRS employer
        incorporation or organization)                      identification no.)

            1950 LOUIS HENNA BLVD.
              ROUND ROCK, TEXAS                                    78664
   (Address of principal executive offices)                      (Zip Code)

       SECURITIES TO BE REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE

       SECURITIES TO BE REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      NONE

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]     No [ ]

     Indicate by check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2).  Yes [ ]     No [X]

     As of March 28, 2003, there were 13,211,383 outstanding shares of common stock and 331,116 shares of Class B common stock of the Registrant. The aggregate market value of voting stock held by non-affiliates of the Registrant is not determinable as such shares were privately placed and there is no public market for such shares.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the Registrant's Proxy Statement (the "Proxy Statement") are incorporated by reference in Part III of this Annual Report on Form 10-K (the "Form 10-K").
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                   PART I
Item 1.    Business....................................................    2
             Business Segments.........................................    2
             Industry Overview.........................................    3
             Long-term Strategy........................................    4
             Services..................................................    5
             Operations................................................    6
             Fleet and Equipment.......................................    7
             Regulation................................................    7
             Employees.................................................    7
             Risk Factors..............................................    8
Item 2.    Properties..................................................   11
Item 3.    Legal Proceedings...........................................   11
Item 4.    Submission of Matters to a Vote of Security Holders.........   13

                                   PART II
Item 5.    Market for Registrant's Common Equity and Related
           Stockholder Matters.........................................   13
Item 6.    Selected Financial Data.....................................   14
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................   15
             Discontinued Operations...................................   16
             Shutdown Operations.......................................   17
             Ongoing Operations 2002 Compared to 2001..................   17
             Ongoing Operations 2001 Compared to 2000..................   20
             Liquidity and Capital Resources...........................   21
             Recent Accounting Pronouncements..........................   23
             Critical Accounting Policies..............................   25
Item 7-A.  Quantitative and Qualitative Disclosures About Market
           Risks.......................................................   26
Item 8.    Financial Statements and Supplemental Data..................   26
Item 9.    Changes and Disagreements with Accountants on Accounting and
           Financial Disclosure........................................   50

                                  PART III
Item 10.   Directors and Executive Officers of the Registrant..........   50
Item 11.   Executive Compensation......................................   50
Item 12.   Security Ownership of Certain Beneficial Owners of
           Management..................................................   50
Item 13.   Certain Relationships and Related Transactions..............   50
Item 14.   Controls and Procedures.....................................   50

                                   PART IV
Item 15.   Exhibits, Financial Statement Schedules, and Reports on Form
           8-K.........................................................   51

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

                                     PART I

ITEM 1. BUSINESS

     American Plumbing & Mechanical, Inc. is the largest company in the United States focused primarily on residential plumbing and heating ventilation and air conditioning ("HVAC") construction. The Company also provides commercial plumbing and mechanical contracting services. AMPAM provides services to three identifiable industry segments -- single family residential, multifamily residential and commercial customers. American Plumbing & Mechanical, Inc. (a Delaware corporation) was organized in June 1998, and acquired ten U.S. businesses (the "Founding Companies") on April 1, 1999. The Founding Companies operated as leading regional providers of plumbing and mechanical contracting services for an average of approximately 31 years prior to being acquired by AMPAM. AMPAM believes that by combining these regional leaders into one organization, it has created a national provider capable of strengthening and broadening relationships with its consolidating customer base and enhancing its operating efficiency. Subsequent to the acquisition of the Founding Companies, and through December 31, 2002, the Company acquired all of the outstanding stock of three companies and the assets of a fourth, and opened several new locations ("Start-ups"). The Company currently serves its customers in 18 states out of 35 operating facilities.

BUSINESS SEGMENTS

     During 2002, AMPAM derived approximately 54%, 28% and 18% of its revenue from single family residential, multifamily residential and commercial customers, respectively. These operating segments offer similar products and services with differing complexities to distinct customer groups and have different competitors. They are managed separately because each business requires different operating and marketing strategies. All three reporting segments operate domestically, with no intersegment or foreign sales. The residential segments share similar growth strategies and provide plumbing and HVAC services. Our commercial segment is focused on obtaining plumbing and mechanical contracts with higher margins. For further discussion, see note 17 to the consolidated financial statements.

     Single Family and Multifamily Residential. AMPAM provides plumbing and HVAC construction services, as well as maintenance and repair services to single family and multifamily residential customers. The single family residential market includes housing projects, small condominium projects, and town house development. The multifamily residential market includes large apartment projects and condominiums. As of December 31, 2002, AMPAM had multifamily residential backlog of $126 million, a significant portion of which is expected to be completed during 2003. The single family and multifamily residential customers include local, regional and national residential builders and developers. Although AMPAM's single family and multifamily residential segments have a diverse customer base, the largest single family customer accounted for approximately 13% of revenue for the single family segment. AMPAM does not believe the loss of this customer would have a material adverse effect on the Company as a whole as revenue from this particular customer accounted for just 7% of the Company's consolidated revenue in 2002. No individual multifamily residential customer represented more than 10% of the annual revenue for the segment. Because of the variety of services provided by AMPAM's single family and multifamily residential segments, including plumbing, HVAC and maintenance and repair, the Company has many diverse competitors, which mostly consist of local and regional contractors. The main areas of competition include price, quality of services, insurance and bonding capacity and customer service.

     Commercial. AMPAM provides plumbing, HVAC and mechanical contracting services to commercial customers. The commercial market includes retail establishments, office buildings, hotels, manufacturing plants and other industrial complexes; and public and private institutional buildings including schools, hospitals, dormitories, stadiums, airports and prisons. As of December 31, 2002, AMPAM had commercial backlog of $49 million. Commercial projects typically take between one and two years to complete. Although AMPAM's commercial segment has a diverse customer base, the two largest customers combined, accounted for approximately 29% of the revenue for this segment. AMPAM does not believe the loss of these customers would have a material adverse effect on the Company as a whole as revenue from these particular customers accounted for just 5% of the Company's consolidated revenue in 2002.

     Because of the variety of services provided by AMPAM's commercial segment, including plumbing, HVAC and maintenance and repair, the Company has many diverse competitors, which mostly consist of local and regional contractors. The main areas of competition include price, quality of services provided, insurance and bonding capacity and customer service.

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

     The plumbing, HVAC and mechanical contracting service industry is highly fragmented, and AMPAM estimates it to include at least 40,000 companies. Generally, these companies are small, owner-operated, independent contractors who serve customers in a local market, and have limited access to capital for investment in infrastructure, technology and expansion. Calendar year 2002 marked the eleventh consecutive year of expansion for the construction industry. Total construction advanced 1% during 2002 to $499 billion, down from 3% growth in 2001 and 5% growth in 2000. For the construction industry as a whole, the residential segment grew 12% during 2002, whereas the nonresidential building construction segment was down 10% during 2002. Lower interest rates enhanced the growth of the single family residential segment, whereas a weak economy contributed to declined growth in the commercial segment.

     AMPAM believes that its customers generally select plumbing and mechanical contractors with a large, trained workforce that are able to meet their location and scheduling requirements, while also providing reliable high-quality service at a reasonable price. AMPAM obtains a significant portion of its contracts on negotiated terms through existing customer relationships instead of through competitive bid processes. Because many projects utilize repetitive floor plans, AMPAM is able to prefabricate some of the material necessary to complete the project, which ultimately increases productivity, quality and profitability by reducing construction time, labor costs and skill requirements.

     The level of construction activity depends on many factors, including interest rates, tax considerations, demand for housing and general economic conditions. AMPAM serves many of the more rapidly growing metropolitan areas, including; Orlando, Tampa, Jacksonville, Naples, Sarasota, Ft Myers, Miami and Pensacola, Florida; Atlanta, Georgia; Charlotte, North Carolina; Denver, Colorado; Arlington, Virginia; Washington D.C.; Baltimore, Maryland; Austin, Houston, Dallas, and San Antonio, Texas; Cincinnati and Columbus, Ohio; Phoenix and Tucson, Arizona; Las Vegas, Nevada; Indianapolis, Indiana; Jersey City, New Jersey; Riverside, Los Angeles, Orange County, San Diego, Sacramento, Corona, Palm Springs and the San Fernando Valley, California, among others. The Company also has the ability to mobilize its workforce to other geographic markets based on the demands of its customers. These metropolitan areas have experienced significant new construction activity over the last several years, and demographic trends indicate continued growth in these areas.

LONG-TERM STRATEGY

     Strategic Alliances with National Homebuilders. AMPAM has been in ongoing discussions with several of the national homebuilders to convert its already strong relationships to a more formalized strategic alliance. Currently, while AMPAM is the only national provider of residential plumbing and HVAC new construction services, it represents only a small percentage of the amount national homebuilders spend on plumbing and HVAC services. Each of these homebuilders build upwards of 15,000 homes per year but mainly deal with local or regional contractors in one-off relationships, which limits the homebuilder's ability to take advantage of its own scale. These homebuilders have been working with AMPAM in order to take advantage of operational, logistical and pricing synergies that would be provided by one national contract.

     National Purchasing Initiative. AMPAM is beginning to take advantage of its national presence and significant size to enhance its purchasing power and economies of scale. No other residential plumbing and mechanical new construction contractor can match AMPAM's volume. AMPAM's national account strategy has created an opportunity for AMPAM to use its scale and purchasing power to drive margins and growth.

     AMPAM estimates that its cost of materials purchased currently represents approximately 37.5% of AMPAM's revenue. AMPAM purchases copper, steel, cast iron, PVC and ABS pipe, valves, hangers, fire protection and sprinkler systems, plumbing fixtures, drains, water heaters, boilers, chillers, air handling units and pumps, and other materials from a number of manufacturers. AMPAM purchases these materials directly from the manufacturer or through wholesalers and other distributors. AMPAM negotiates with its suppliers to receive discounts whenever possible.

     In June, 2002, in order to execute and enhance its material procurement strategy, AMPAM implemented a strategy to actively reduce the number of distributors from which it sources materials from 45 to five, with three primary distributors, one each in the west, east and southwest United States. These distributors provide a substantial portion of the necessary materials for AMPAM's new construction services.

     Start-ups. Over the past three years, AMPAM has entered new markets through Start-ups. These Start-ups initially focus on serving existing customers of AMPAM in the new market to build their base. From this base, these Start-ups work to develop relationships with new customers. Over the past three years, the Company has also grown by expanding the services it provides at its existing locations. During 2000, AMPAM incorporated operating subsidiaries in Denver, Colorado and Dallas, Texas. The Denver location provides multifamily plumbing services, whereas the Dallas location provides single family plumbing services. During 2001, the Company commenced single family plumbing operations in Charlotte, North Carolina and in Sacramento, California. In addition, operations were expanded in Houston, Texas to provide single family plumbing, and in Orlando, Florida, Baltimore, Maryland, Atlanta, Georgia and Denver, Colorado to provide multi-family HVAC. In 2002, the Company commenced no new Start-ups and instead focused on improving the profitability of its Start-ups and expanding services and locations serviced by existing subsidiaries.

     For 2003, no new start-ups are planned. The Company intends to focus on growth in its existing Start-ups markets through expansion of its national account strategy. AMPAM will continue to evaluate additional markets to assess the potential for future start-ups. All costs associated with Start-ups are included in the results of operations as incurred.

SERVICES

     Plumbing. Plumbing services provided by AMPAM, which represent approximately 64% of revenue, are primarily the installation of systems that convey domestic water throughout a building, systems that transport sanitary waste out of a building to a sewer connection, and systems that supply natural gas to various equipment or appliances such as heaters, boilers, ovens and stoves. A domestic water system typically includes separate piping for hot and cold water, as well as a number of fixtures such as sinks, bathtubs and showers.

     Plumbing contracting projects begin with project design and engineering in which the location, configuration and specifications for the plumbing systems to be installed are determined. Whether the design is provided by the customer, or produced by AMPAM, the type, size and design of piping, fittings, valves, fixtures and other equipment is typically entered into AMPAM's computer systems which handle estimation, materials ordering and job scheduling functions. Substantially all of the equipment and component parts AMPAM installs are purchased from third-party wholesale suppliers or directly from the manufacturers and resold to the customer as part of the contracted installation. Orders and deliveries are coordinated to match the project schedule. Whenever possible, a significant portion of the plumbing and piping assembly is prefabricated at AMPAM facilities in order to reduce on-site installation time, increase quality control and reduce material costs and service time.

     Once the job moves onto the construction site, connections are made to the municipal sewage system, drainage piping is installed within the construction "footings" along the building's perimeter and risers are installed to elevate the piping above the level of the foundation. These risers are designed to either be contained within the walls for extension into upper floors, or to connect with fixtures to be installed in specified locations on ground level floors. After the foundation is poured and the framing for the walls and floors of the upper levels of the building is constructed, piping systems are extended to supply the fixtures and systems throughout the building and venting systems are installed. Once the walls have been covered, and the flooring, ceiling and roofing completed, fixtures (including sinks, water heaters, toilets, baths, faucets and spigots) are installed and the system is connected to the water main and gas supply. During the construction process, municipal inspectors generally tour a job site several times to assure compliance with the applicable plumbing codes.

     HVAC. In some regions, the Company also offers HVAC contracting services which represent approximately 16% of revenue. HVAC systems typically involve air duct systems and air-handling and condenser equipment. The equipment component of an HVAC system includes heaters, furnaces, condensers, air handlers, package units and blowers. Typically, HVAC installation projects begin with the customer providing the architectural plans and mechanical drawings for the building to be constructed. In response to customer demand, AMPAM may develop some or all of the design parameters using its CAD programs, or AMPAM may "value engineer" customer supplied specifications in order to suggest more efficient installation configurations or lower cost components. Prefabrication at AMPAM facilities may also be employed to pre-assemble various piping and airduct configurations prior to deployment at the construction site.

     Once the job has moved to the construction stage, the duct systems, condensation drains and air handling equipment is installed within the walls and joist spaces of the building. The refrigeration gas lines are also run from the location of the external condenser to the location of the air handling unit inside the building. After the walls have been covered, the air duct grills and control units are installed. The external condenser is typically installed a short time before occupancy of the building as a precaution against theft. Immediately prior to occupancy, the system is charged with refrigeration gas, checked for leaks, tested and air flow is balanced.

     Mechanical. Mechanical contracting services, which represent approximately 18% of revenue, usually include the installation of complex plumbing systems including the installation of mechanical and process piping and tubing, including systems which convey hot and chilled water, steam, medical gas, fuels and other liquid and gaseous substances, as well as the installation of related equipment and fixtures which store, pump, regulate and measure the distribution of these substances. In some cases, these mechanical systems are critical to the underlying business of the future tenant, as in the case of water treatment plants, chemical plants and medical laboratories. Mechanical contracting services provided by AMPAM also include the installation of the piping portion of HVAC systems, including the piping and tubing used to convey hot and chilled water to the heating or cooling systems and the related boilers, chillers, cooling towers, pumps, valves and control devices. Mechanical contracting services are typically provided to commercial customers.

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

     Maintenance and Repair. Maintenance and repair contracting services, which represent approximately 2% of revenue, are generally provided on a fee per visit basis. Revenue from repair and maintenance contracting services historically represents a small portion of the overall revenue of the Company.

OPERATIONS

     Contracting. Single family and multifamily residential work is generally obtained through relationships with existing customers. Bids are generated for the work and submitted to the customer. To the extent the customer receives bids from other contractors, AMPAM may negotiate pricing with the customer to obtain the work. In 2002, AMPAM installed plumbing systems in approximately 37,000 homes and 50,000 apartment units. Commercial work is typically awarded through a competitive bid process, which is often limited to approved bidders who meet bonding and other requirements. Contracts may provide precise specifications for the work to be completed, require the contractor to design and build the plumbing system, or may permit the contractor to provide revised specifications for the project. AMPAM's construction contracts are generally structured on a fixed cost basis. Revenue for a typical multifamily residential plumbing project for installation in an apartment complex range from approximately $500,000 to $1,500,000. Single family residential projects vary based on the size of the development, and revenue for each home range from approximately $6,000 to $15,000. Revenue from a single commercial mechanical contracting project generally range from approximately $500,000 to $10,000,000, depending upon the size of the building involved, the nature of the plumbing and mechanical contracting services involved, and the specific equipment and fixtures to be installed.

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

     Management Information Systems. AMPAM has centralized the consolidated accounting and financial reporting activities at its corporate headquarters while basic accounting activities are conducted at the operating level. Several of the acquired companies, serving both the residential and commercial markets, possess software systems which handle estimation, materials ordering and job scheduling functions.

     Recruiting and Training. Recruiting and training primarily occur at the local level for each operating unit of AMPAM, but are also supplemented by national programs. In 2001 and continued in 2002, AMPAM initiated a new management trainee program which focuses on promoting from within, as well as providing college graduates with 1-2 years "hands on" experience in all facets of their respective segment. AMPAM believes it is able to attract well qualified candidates as a result of its national size, potential for growth and advancement, as well as its health, disability and life insurance, and retirement benefits.

     Intellectual Property and Licensing. AMPAM has obtained certain trademarks and trade names for its products and services to distinguish genuine AMPAM products and services from its competitors' products and services. During 2001, AMPAM undertook a national branding effort, renaming all locations to "AMPAM" to promote nationwide name recognition.

     Seasonality. The plumbing and mechanical contracting services industry is influenced by seasonal factors, which generally result in lower activity during winter months than in other periods. As a result, AMPAM expects that its revenue and profits will generally be lower in the first and fourth quarters of each fiscal year, and higher in the second and third quarters.

FLEET AND EQUIPMENT

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

     - the licensing and certification of plumbers and HVAC technicians;

     - AMPAM's advertising, warranties and disclosures to its customers;

     - the bidding process required to obtain plumbing, HVAC and mechanical contracts; and

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

EMPLOYEES

     At December 31, 2002, AMPAM had approximately 5,500 employees. Currently, none of AMPAM's employees are members of unions or work under a collective bargaining agreement. AMPAM believes that its relationship with its employees is satisfactory.

RISK FACTORS

     AMPAM faces numerous risks that could adversely impact the success of the Company's business, financial position and results of operations. Many of these factors are beyond the influence and control of management. Others are directly influenced by the management team, however there is no assurance management will be successful in adequately addressing and satisfactorily mitigating these risks. The impact of any one or a combination of several of these items could have significant negative consequences for the Company. This list covers those risks management believes to be the most significant of the risks AMPAM faces in it's operations, but is not intended to be all inclusive, although management believes all material risks are included.

THE COMPANY'S SUBSTANTIAL DEBT COULD HAVE A SIGNIFICANT NEGATIVE EFFECT ON ITS RESULTS OF OPERATIONS. AMPAM'S ABILITY TO SERVICE ITS INDEBTEDNESS AND FUND WORKING CAPITAL REQUIREMENTS WILL REQUIRE ITS OPERATIONS TO GENERATE A SIGNIFICANT AMOUNT OF CASH.

     The Company's substantial indebtedness could:

     - make it difficult to satisfy financial obligations;

     - increase its vulnerability to general adverse economic, financial, competitive, legislative, regulatory and industry conditions;

     - limit its ability to fund future working capital, capital expenditures and other general corporate requirements;

     - limit its flexibility in planning for, or reacting to, changes in the business and industry in which it operates;

     - place it at a disadvantage compared to its competitors that have lower levels of debt;

     - limit its ability to refinance or extend its Credit Facility that expires in March 2004, and;

     - limit, along with the financial and other restrictive covenants in its indebtedness, among other things, its ability to borrow additional funds. Additionally, failing to comply with those covenants could result in an event of default, which, if not cured or waived, could have a material adverse effect on the Company.

     The Company cannot assure that its business will generate sufficient cash flow from operations or that future borrowings will be available in an amount sufficient to pay current indebtedness, or to fund other liquidity needs. AMPAM may need to refinance all or a portion of its indebtedness, on or before maturity. The Company cannot assure it will be able to refinance its indebtedness on commercially reasonable terms or at all. AMPAM's inability to refinance its debt on commercially reasonable terms could have a material adverse affect on its business. For a discussion of the Company's status on its debt structure see Item 7.

DOWNTURNS IN THE LEVEL OF NEW CONSTRUCTION COULD ADVERSELY AFFECT THE COMPANY'S BUSINESS AND FINANCIAL RESULTS.

     Most of AMPAM's business involves the installation of plumbing and HVAC systems in newly constructed residences, apartment buildings and plants. Downturns in levels of housing starts or construction could have a material adverse effect on its business, financial condition and results of operations. The Company's ability to maintain or increase revenue will depend on the number of new construction starts which can be cyclical in nature. The number of new residential or building starts is affected by numerous factors, including the following:

     - interest rates and other factors affecting the availability and cost of financing;

     - employment and income levels;

     - regional economic conditions;

     - land availability;

     - tax implications for homebuyers;

     - consumer confidence;

     - demand for apartment units; and

     - housing demand.

     A majority of AMPAM's business is focused in the southeastern, southwestern and western portions of the United States, concentrating its exposure to local economic conditions in those regions. Downturns in levels of construction or housing starts in these geographic areas could result in a decline in the Company's activity levels, which could negatively affect its business, financial condition and results of operations.

COST AND MARGIN ESTIMATES USED IN PLACING BIDS COULD BE MATERIALLY INCORRECT RESULTING IN MATERIAL LOSSES ON FIXED PRICE CONTRACTS.

     The Company generates the majority of its revenue under fixed price contracts. AMPAM's employees must estimate the costs of completing a particular project to bid for these fixed price contracts. In many cases, the costs must be estimated more than a year before the costs will be incurred. Accordingly, the cost of labor and materials may vary from the costs used to develop the estimate. Variances resulting from material price increases, labor rate increases, inefficient utilization of labor resources or incorrect estimation of the material quantities required to complete the work may result in actual costs for a project differing from those originally estimated and could result in losses on projects. Depending upon the size of the project, adverse variations from estimated contract costs could have a significant adverse impact on AMPAM's operating results.

EXISTING OR FUTURE CLAIMS AGAINST THE COMPANY COULD EXCEED LEVELS COVERED BY ITS INSURANCE AND COULD SIGNIFICANTLY IMPACT ITS BUSINESS.

     The nature of AMPAM's business exposes it to potential claims for personal injury or death resulting from injuries to employees and other persons, transportation accidents, property damage and negligence, intentional misconduct or defective materials or workmanship in connection with the installation, repair or maintenance of plumbing or HVAC systems. Claims arising from the presence of mold in structures that contain plumbing or HVAC systems the Company has installed have been asserted. While there is no clear evidence of responsibility for the existence of mold, AMPAM has an active mold remediation program in place to respond to these claims. There are no assurances that the costs of mold claims will not exceed coverage limits for this type of claim. Claims made by its customers may be based on the warranties we provide with respect to materials or workmanship or may be based on common law or state statutes relating to the conduct of contractors. Although AMPAM is covered by comprehensive insurance, subject to deductibles and policy limits, certain types of claims, such as claims for punitive damages or damages arising from intentional misconduct, are generally not covered by insurance. The Company cannot guarantee that existing or future claims would not exceed the current level of insurance or that such insurance will continue to be available on economically reasonable terms, if at all.

THE COMPANY'S OPERATIONS DEPEND ON ITS EXECUTIVE OFFICERS AND THE SENIOR MANAGEMENT TEAMS OF ITS OPERATING LOCATIONS.

     Because AMPAM's operations are managed on a decentralized basis, its results of operations depend on the efforts, business contacts and experience of the executive officers and the senior management teams of the operating locations. The loss of key personnel or the inability to hire and retain qualified management employees could have a material adverse effect on the Company's business, financial condition and results of operations. AMPAM cannot guarantee that any member of management at the corporate or operating level will continue in their capacity for any particular period of time. If the Company loses a group of key personnel, its operations could be adversely affected. AMPAM does not maintain key man life insurance.

IF THE COMPANY IS UNABLE TO MANAGE ITS GROWTH SUCCESSFULLY, ITS RESULTS OF OPERATIONS AND FINANCIAL CONDITION MAY SUFFER.

     AMPAM expects to grow internally in existing markets and through start-ups where appropriate. The Company expects to expend significant time and effort managing and expanding existing operations. AMPAM cannot guarantee that its systems, procedures and controls will be adequate to support operations as they expand. As the Company grows, significant additional responsibilities will be imposed on senior management, including the need to identify, recruit and integrate new senior managers and executives. If AMPAM is unable to manage growth, or if it is unable to attract and retain additional qualified management, there could be a material adverse effect on its business, financial condition and results of operations. For further discussion regarding the Company's experience at its AMPAM Commercial Northwest Start-up, which is being shut down, see Item 7.

THE PROFITABILITY OF AMPAM'S BUSINESS DEPENDS ON AN ADEQUATE SUPPLY OF SKILLED LABOR.

     AMPAM is dependent upon an adequate supply of skilled plumbers and HVAC technicians to complete its contracts on time. There is currently a shortage of qualified plumbers and HVAC technicians. The Company competes with other plumbing and HVAC companies for a limited supply of skilled labor. Accordingly, AMPAM's ability to increase productivity and profitability may be limited by its ability to employ, train and retain skilled labor necessary to meet its requirements. In addition, labor shortages could result in wage increases, which could reduce operating margins and have a negative effect on the Company's financial condition and results of operations. AMPAM's employees are currently not subject to collective bargaining agreements. AMPAM believes it offers a competitive compensation and benefits package; however, there are no assurances that its employees will continue their employment under these terms. Accordingly there can be no assurance, amongst other things, that:

     - AMPAM will be able to maintain the skilled labor force necessary to operate efficiently;

     - AMPAM's labor expenses will not increase as a result of a shortage in the skilled labor supply; and

     - the Company will be able to grow due to a labor shortage.

SEASONALITY OF THE COMPANY'S INDUSTRY CAN HAVE AN ADVERSE EFFECT ON ITS QUARTERLY OPERATING RESULTS.

     The plumbing and HVAC industry is influenced by seasonal declines in operations and demand that affect the construction business, particularly in residential construction. These declines due to weather, buying trends and other factors result in lower activity during the first and fourth quarters. There can be no assurance that AMPAM's combined geographic, service and product mix will be sufficient to overcome such declines that may occur in the future or that other seasonal patterns will not emerge. The Company's quarterly results may also be affected by the regional economic conditions. Accordingly, performance in any particular quarter may not be indicative of the results that can be expected for other quarters or for the entire year.

THE COMPANY'S INDUSTRY IS HIGHLY COMPETITIVE.

     The plumbing contracting service industry is highly fragmented and competitive. The industry is generally served by a large number of small, owner-operated private companies, and several large regional companies. AMPAM could also face competition in the future from other competitors entering the market. AMPAM may also face competition from former employees who are familiar with the Company's current employees, customers, pricing structure and operational practices. Some of the Company's competitors offer a greater range of services. Some of its competitors may have lower overhead cost structures and may, therefore, be able to provide comparable services at lower rates. If AMPAM is unable to offer its services at competitive prices or if it has to reduce prices to remain competitive, the Company's profitability would be impaired.

THE COMPANY'S RESULTS OF OPERATIONS COULD BE ADVERSELY AFFECTED AS A RESULT OF GOODWILL IMPAIRMENT WRITE-OFFS.

     The acquisitions of the founding companies were accounted for using the purchase method of accounting and the total purchase price was allocated to the assets and liabilities of the companies acquired based upon the fair values of the assets and liabilities. The excess of the purchase price over the fair value of the assets was recorded as "goodwill". In June, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets." SFAS 142, effective January 1, 2002 established new accounting and reporting requirements for goodwill and other intangible assets and addressed the accounting and reporting for acquired goodwill and other intangible assets.

It also provides that goodwill should not be amortized, but must be tested for impairment annually or more frequently if circumstances indicate potential impairment. SFAS 142 also required the Company to complete a transitional goodwill impairment test within six months from the date of adoption and at least annually thereafter. Under SFAS 142, the impairment adjustment, if any, recognized at adoption of the new rules was to be reflected as a cumulative effect of a change in accounting principle in the statement of income. Fair value of the goodwill was initially determined using market multiples. Prospectively, goodwill impairment will be assessed using a discounted cash flow methodology. Impairment adjustments recorded subsequently will be required to be recognized as operating expense.

     Significant estimates used in the methodologies include estimates of future cash flows, future short-term and long-term growth rates, weighted average cost of capital and estimates of market multiples for each of the reportable units. On an ongoing basis (absent any impairment indicators), the Company expects to perform impairment tests annually.

     In the first quarter of 2002, goodwill was tested for impairment by comparing the fair value of each business segment with its carrying value. Based on the impairment tests performed, the Company recognized a charge of $34.6 million, (net of tax), in the first quarter of 2002 to reduce the carrying value of goodwill associated with the commercial segment to its implied fair value. This adjustment was reflected as a cumulative effect of change in accounting principle in the first quarter 2002 statement of operations.

     Due to the deterioration of the commercial segment in 2002, AMPAM re-evaluated the carrying value of the goodwill for each segment as of December 31, 2002. Upon completion of the evaluation, the Company recorded an impairment of the remaining goodwill related to the commercial segment of $12.7 million in December, 2002. Because the expensing of goodwill is almost entirely non-deductible for tax purposes, neither of these expenses created a material tax benefit for the Company. The Company cannot assure that it will not have future impairment adjustments to the recorded goodwill.

     The foregoing list is not exhaustive. There can be no assurance that AMPAM has correctly identified and appropriately assessed all factors affecting its business or that the publicly available and other information with respect to these matters is complete and correct. Additional risks and uncertainties not presently known to the Company or that it currently believes to be immaterial also may adversely impact the Company. Should any risks and uncertainties develop into actual events, these developments could have material adverse effects on the Company's business, financial condition, and results of operations. For these reasons, you are cautioned not to place undue reliance on the Company's forward-looking statements.

ITEM 2. PROPERTIES

     The Company's subsidiaries operate in 18 states out of 34 leased facilities and one owned facility. The warehouses, administrative offices and shops are generally covered by operating leases ranging from five to ten years, and are on terms the Company believes to be commercially reasonable. AMPAM leases 17 facilities, and owns one facility for single family residential operations, consisting of warehouse, office and shop space. The Company leases 12 facilities for multifamily residential operations, also consisting of warehouse, office and shop space. For commercial operations, the Company leases five locations, consisting primarily of office and shop space. Certain of the facilities are leased from related parties under "arms length" transactions. For further discussion, see note 7 to the consolidated financial statements and Item 13 incorporated by reference from the Proxy Statement). AMPAM believes its facilities are adequate for its present needs. AMPAM also believes that suitable additional or replacement space will be available as required.

     The Company leases its executive offices in Round Rock, Texas.

ITEM 3. LEGAL PROCEEDINGS

     In October 2001, AMPAM and its operating subsidiary AMPAM Christianson, L.P. filed suit against two former stockholders of Christianson Enterprises who were holders of approximately one-half of AMPAM's Series A Redeemable Preferred Stock ("preferred stock") alleging, among other things, breaches of certain provisions of the underlying acquisition agreement pursuant to which AMPAM purchased

Christianson Enterprises n/k/a AMPAM Christianson. In February 2002, the defendants filed a counterclaim alleging, among other things, anticipatory breach of the acquisition agreement. On April 1, 2002, the parties finalized a settlement agreement and general release pursuant to which the defendants and related parties tendered all of their preferred stock and AMPAM paid the defendants and related parties $3.1 million. Upon transfer of consideration, AMPAM retired the preferred stock and realized an increase in Additional Paid in Capital of $3.8 million representing the liquidation value of the preferred stock received net of the proceeds attributable to the preferred stock and costs incurred to facilitate the settlement. On April 1, 2002, the defendants and their related parties held 524,410 shares of preferred stock with a liquidation value of $6.8 million and were due approximately $0.5 million for outstanding but undeclared dividends, all of which were included in the settlement. The parties have no further duties, obligations, or liabilities to each other related to the acquisition agreement or preferred stock and have released any and all claims against each other.

     Three remaining holders of preferred stock hold 524,410 combined shares. The remaining preferred stockholders have exercised their right under the terms of the preferred stock designation to require the Company to purchase all of their preferred stock. Restrictions within the terms of the Company's Credit Facility preclude redemption of the preferred stock and the payment of further dividends. Because the preferred stock has been "put" to AMPAM, the liquidation value of these shares has been classified as "Other long-term liabilities" on the balance sheet as of December 31, 2002. On or about January 22, 2003, the remaining preferred stockholders initiated a binding arbitration proceeding against the Company seeking, among other things, specific performance by the Company to purchase all of their preferred stock. The Company intends to defend the arbitration vigorously, but can make no representation as to the outcome of the arbitration.

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

     AMPAM also is, from time to time, a party to litigation arising in the normal course of business. Most of the litigation involves claims for personal injury, property damage, and/or warranty/defect claims incurred in connection with its operations. Management believes that none of these "normal course of business" actions, individually or in the aggregate, will have a material adverse effect on the financial condition or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     As of March 28, 2003, there were approximately 92 holders of the Company's common stock and approximately 6 holders of the Company's Class B common stock, neither of which has an established public trading market. See Part III, Item 12 for information regarding securities authorized for issuance under our equity compensation plan.

     AMPAM does not anticipate paying cash dividends on its common stock in the foreseeable future. AMPAM expects that it will retain all available earnings generated by its operations for the development and growth of its business. Any future determination as to the payment of dividends will be made at the discretion of the Company's Board of Directors and will depend upon the Company's operating results, financial condition, debt covenants, capital requirements, general business conditions and such other factors as the Board of Directors deems relevant. The Company's debt instruments include certain restrictions on the payment of cash dividends on the common stock. For further discussion, see note 5 to the consolidated financial statements.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected historical financial data reflects the results and financial position of Christianson Enterprises, the accounting acquiror, for the periods prior to April 1, 1999. Results of operations for the year ended December 31, 1999 represent Christianson's results for the three months ended March 31, 1999, and the consolidated results of AMPAM for the remainder of the year. Results of operations for the years ended December 31, 2000, 2001 and 2002 represent the consolidated results of AMPAM.

                                                         YEAR ENDED DECEMBER 31,
                                           ---------------------------------------------------
                                            1998       1999       2000       2001     2002(G)
                                           -------   --------   --------   --------   --------
                                                             (IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
  Revenue................................  $63,374   $334,002   $552,226   $599,252   $574,849
  Cost of revenue (including
     depreciation).......................   45,704    269,972    454,284    499,214    504,723
                                           -------   --------   --------   --------   --------
     Gross profit........................   17,670     64,030     97,942    100,038     70,126
  Selling, general and administrative
     expenses............................   17,078     29,590     45,762     60,579     62,823
  Noncash stock compensation expense.....       --      7,992         --         --         --
  Goodwill impairment(d).................       --         --         --         --     12,745
  Goodwill amortization(d)...............       --      3,303      5,569      5,648         --
                                           -------   --------   --------   --------   --------
     Income (loss) from operations(a)....      592     23,145     46,611     33,811     (5,442)
  Interest and other income (expense),
     net(b)..............................       56    (12,651)   (18,934)   (17,368)   (17,312)
                                           -------   --------   --------   --------   --------
     Income (loss) before provision for
       (benefit from) income taxes.......      648     10,494     27,677     16,443    (22,754)
  Provision for (benefit from) income
     taxes(c)............................       32      7,568     13,105      8,800     (3,662)
                                           -------   --------   --------   --------   --------
     Income (loss) before discontinued
       operation and change in accounting
       principle.........................      616      2,926     14,572      7,643    (19,092)
  Loss on discontinued operation, net of
     tax(f)..............................       --         --        100         74        979
  Change in accounting principle, net of
     tax(d)..............................       --         --         --         --     34,627
                                           -------   --------   --------   --------   --------
     Net income (loss)(a)................  $   616   $  2,926   $ 14,472   $  7,569   $(54,698)
                                           =======   ========   ========   ========   ========
BALANCE SHEET DATA (AT END OF PERIOD)
  Total assets(d)........................  $11,210   $267,751   $318,466   $322,899   $265,622
  Long-term debt, net of current
     maturities(e).......................      349    150,258    178,860    168,203    161,414
  Total stockholders' equity(d)..........    6,301     43,391     63,308     69,174     17,766

---------------

(a) The level of net income in periods prior to April 1, 1999 are primarily attributable to the level of owner's compensation paid during those periods.

(b) Upon adoption of SFAS 145, extraordinary losses recorded in 1999 and 2000 attributable to early extinguishments of debt are now recorded as a portion of income before provision for (benefit from) income taxes. For further discussion, see note 2 to the consolidated financial statements.

(c) Prior to the merger on April 1, 1999, Christianson elected S Corporation status. Consequently, the provision for income taxes prior to April 1, 1999 consists of only state income taxes.

(d) Upon adoption of SFAS No. 142, "Goodwill and Other Intangible Assets", on January 1, 2002, the Company ceased goodwill amortization and incurred a transitional implementation write-down of the goodwill associated with its commercial operations. On December 31, 2002, in accordance with SFAS 142, the Company re-evaluated the carrying values of the goodwill using a discounted cash flow analysis and determined that a further write-down of its goodwill associated with its commercial operations was necessary. For further discussion, see note 2 to the consolidated financial statements.

(e) Includes the redeemable preferred stock of $13.6 million for 1999, 2000 and 2001 and $6.8 million for 2002.

(f) The Company's single family operations in Richmond, Virginia were discontinued as of December 31, 2002. For further discussion, see note 15 to the consolidated financial statements.

(g) The Company's 2002 results reflect a pretax loss of $21.5 million associated with operations the Company is in the process of shutting down. The Company expects to present these losses as Discontinued Operations during 2003. For further discussion, see note 16 to the consolidated financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the consolidated financial statements.

     In the fourth quarter of 2001, we modified our internal organizational structure and divided the business into three reporting segments: single family residential, multifamily residential and commercial. These operating segments offer similar products and services with differing complexities to distinct customer groups and have different competitors. They are managed separately because each business requires different operating and marketing strategies. All three reporting segments operate domestically, with no intersegment or foreign sales. The residential segments share similar growth strategies and provide plumbing and HVAC services. Our commercial segment is focused on obtaining plumbing and mechanical contracts with higher margins.

     The single family residential market includes housing projects, small condominium projects, and townhouse development. The multifamily residential market includes large apartment and condominium projects. The commercial market includes retail establishments, office buildings, hotels, manufacturing plants and other industrial complexes and public and private institutional buildings including schools, hospitals, dormitories, governmental facilities, stadiums, airports and prisons.

     The financial information presented for each segment does not include costs for corporate overhead. Corporate expenses include costs related to executive and operations management, sales and marketing, accounting and administrative support. We measure performance of the segments based on income (loss) from operations which is presented in the tables below for the years ended December 31, 2000, 2001 and 2002:

                                                  YEAR ENDED DECEMBER 31,
                                 ----------------------------------------------------------
                                  SINGLE
                                  FAMILY    MULTIFAMILY   COMMERCIAL   CORPORATE    TOTAL
                                 --------   -----------   ----------   ---------   --------
2002
Revenue........................  $312,686    $159,103      $103,018     $    42    $574,849
Cost of revenue (includes
  depreciation)................   262,510     129,110       112,115         988     504,723
                                 --------    --------      --------     -------    --------
  Gross profit (loss)..........    50,176      29,993        (9,097)       (946)     70,126
SG&A expenses..................    30,171      13,908        10,599       8,145      62,823
Goodwill impairment............        --          --        12,745          --      12,745
                                 --------    --------      --------     -------    --------
  Income (loss) from
     operations................  $ 20,005    $ 16,085      $(32,441)    $(9,091)   $ (5,442)
                                 ========    ========      ========     =======    ========

2001
Revenue........................  $311,390    $175,689      $112,173     $    --    $599,252
Cost of revenue (includes
  depreciation)................   255,014     141,384       102,468         348     499,214
                                 --------    --------      --------     -------    --------
Gross profit (loss)............    56,376      34,305         9,705        (348)    100,038
SG&A expenses..................    26,602      13,460         7,747      12,770      60,579
Goodwill amortization..........     1,753       2,158         1,737          --       5,648
                                 --------    --------      --------     -------    --------
  Income (loss) from
     operations................  $ 28,021    $ 18,687      $    221     $(13,118)  $ 33,811
                                 ========    ========      ========     =======    ========

                                              FOR THE YEAR ENDED DECEMBER 31,
                                 ----------------------------------------------------------
                                  SINGLE
                                  FAMILY    MULTIFAMILY   COMMERCIAL   CORPORATE    TOTAL
                                 --------   -----------   ----------   ---------   --------
2000
Revenue........................  $281,589    $146,867      $123,770     $    --    $552,226
Cost of revenue (includes
  depreciation)................   231,724     111,856       110,704          --     454,284
                                 --------    --------      --------     -------    --------
  Gross profit.................    49,865      35,011        13,066          --      97,942
SG&A expenses..................    19,943      11,279         7,677       6,863      45,762
Goodwill amortization..........     1,728       2,128         1,713          --       5,569
                                 --------    --------      --------     -------    --------
  Income (loss) from
     operations................  $ 28,194    $ 21,604      $  3,676     $(6,863)   $ 46,611
                                 ========    ========      ========     =======    ========

     As further discussed below, we are in the process of shutting down two of our commercial operations and have completed the shutdown of one of our small single family locations.

DISCONTINUED OPERATIONS

     In August 2002, management determined it was necessary to discontinue and abandon our single family operations in southern Virginia. These operations were completely discontinued as of December 31, 2002 and were treated as such in the income statement for the years ended December 31, 2000, 2001 and 2002.

     The results of these discontinued operations included in the statement of income (loss) for the presented periods are as follows (in thousands):

                                                             YEAR ENDED DECEMBER 31,
                                                            -------------------------
                                                             2000     2001     2002
                                                            ------   ------   -------
Revenue...................................................  $5,661   $6,973   $ 2,992
Cost of revenue (includes depreciation)...................   5,145    6,567     3,714
                                                            ------   ------   -------
  Gross profit (loss).....................................     516      406      (722)
SG&A expenses.............................................     680      527       880
                                                            ------   ------   -------
  Loss from operations....................................    (164)    (121)   (1,602)
Other expense, net........................................      --       --        (3)
                                                            ------   ------   -------
  Loss before benefit from income taxes...................    (164)    (121)   (1,605)
Benefit from income taxes.................................     (64)     (47)     (626)
                                                            ------   ------   -------
  Net loss................................................  $ (100)  $  (74)  $  (979)
                                                            ======   ======   =======

     No impairment of the goodwill associated with the single family residential segment was necessitated by the shut down of these operations as they represented less than 1% of the revenue of this segment in 2002. For additional discussion, see note 15 to the consolidated financial statements.

SHUTDOWN OPERATIONS

     Also in August 2002, management decided to shut down our commercial operations in Sacramento, CA and Pensacola, FL. For the year ended December 31, 2002, these operations have collectively incurred operating losses of $21.5 million on a pretax basis. During 2003, management expects to incur an additional $2.5 million to $3.5 million pretax loss related to the shut down of these operations. The major portion of these losses relate to our commercial operations in Sacramento, CA. This operation expanded rapidly in late 2001 and early 2002 growing from approximately 150 employees at September 30, 2001 to approximately 450 employees at June 30, 2002. The loss at the shutdown locations resulted from underbidding jobs, unfavorable changes in job estimates, and poor field performance. Management expects the shutdown locations' operations to be virtually completed by June 30, 2003. Loss reserves of $3.3 million have been recorded at December 31, 2002 to reflect expected costs in excess of contract revenue at our AMPAM Commercial Northwest and AMPAM Commercial Southeast locations. As of December 31, 2002, there are 20 active jobs as compared to 91 active jobs at June 30, 2002.

     The results of these shutdown operations included in income from operations for the presented periods are as follows (in thousands):

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                                 2001         2002
                                                              ----------   ----------
Revenue.....................................................   $ 18,078     $ 36,331
Cost of revenue (including depreciation)....................     17,281       52,431
                                                               --------     --------
  Gross profit/(loss).......................................        797      (16,100)
SG&A expenses...............................................      1,781        4,856
                                                               --------     --------
  Loss from operations......................................       (984)     (20,956)
Other income (expense), net.................................        158         (538)
                                                               --------     --------
  Loss before benefit from income taxes.....................       (826)     (21,494)
Benefit from income taxes...................................       (322)      (8,383)
                                                               --------     --------
  Net loss..................................................   $   (504)    $(13,111)
                                                               ========     ========

ONGOING OPERATIONS 2002 COMPARED TO 2001

     Our ongoing operations reflect the results of the Company excluding the shutdown operations and the discontinued operations.

  SINGLE FAMILY SEGMENT

     The results of the single family operations for the years ended 2001 and 2002 comparatively, were as follows (in thousands):

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                                 2001         2002
                                                              ----------   ----------
Revenue.....................................................   $311,390     $312,686
Cost of revenue (includes depreciation).....................    255,014      262,510
                                                               --------     --------
  Gross profit..............................................     56,376       50,176
SG&A expenses...............................................     26,602       30,171
Goodwill amortization.......................................      1,753           --
                                                               --------     --------
  Income from operations....................................   $ 28,021     $ 20,005
                                                               ========     ========

     Revenue from continuing single family operations increased slightly to $312.7 million in 2002 from $311.4 million in 2001. The increase in revenue was due to an increased number of housing starts and modest price increases in our southern California and Phoenix markets and the growth of our Start-ups offset by weaker demand for services because of increased competition in central Texas and Las Vegas. Single family residential Start-up revenue increased $8.7 million from $8.2 million in 2001 to $16.9 million in 2002. Gross profit from single family operations decreased $6.2 million or 11.0% from $56.4 million in 2001 to $50.2 million in 2002 as a result of a decrease in gross margins. The decrease in gross margins from 18.1% in 2001 to 16.0% in 2002 was mainly due to declines in central Texas and Las Vegas offset by improvements in Phoenix and Start-up markets as well as lower materials costs resulting from the implementation of our national procurement strategy. The gross margin declines in Las Vegas and central Texas were due to higher claims and labor costs and relatively constant field overhead leveraged over lower revenue in these markets.

     General and administrative expenses for 2002 were $30.2 million versus $26.6 million in 2001, an increase of $3.6 million or 13.5%. The increase in general and administrative expenses was primarily due to higher business insurance costs, higher costs associated with the additional volume at Start-up locations and higher facility costs associated with new facilities in Phoenix and Maryland. Due to the implementation of SFAS 142, goodwill amortization decreased $1.8 million from 2001 to 2002.

     Income from single family operations decreased $8.0 million or 28.6% from $28.0 million in 2001 to $20.0 million in 2002.

  MULTIFAMILY SEGMENT

     The results of the multifamily operations for the years ended 2001 and 2002 comparatively, were as follows (in thousands):

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                                 2001         2002
                                                              ----------   ----------
Revenue.....................................................   $175,689     $159,103
Cost of revenue (includes depreciation).....................    141,384      129,110
                                                               --------     --------
  Gross profit..............................................     34,305       29,993
SG&A expenses...............................................     13,460       13,908
Goodwill amortization.......................................      2,158           --
                                                               --------     --------
  Income from operations....................................   $ 18,687     $ 16,085
                                                               ========     ========

     Revenue from multifamily operations decreased $16.6 million or 9.4% from $175.7 million to $159.1 million for the years ended December 31, 2001 and 2002, respectively. The decrease in revenue was due mainly to lower levels of multifamily construction in early 2002, particularly in central Florida and southern California, offset by increased volume from Start-ups in 2002, which increased revenue $7.3 million to $15.3 million. Gross profit from multifamily operations decreased $4.3 million or 12.5% to $30.0 million in 2002 from $34.3 million in 2001. The decrease in gross profit was due to a relatively constant level of field overhead leveraged over lower revenue which was offset by lower materials costs resulting from the implementation of our national procurement strategy. Gross margin decreased from 19.5% in 2001 to 18.9% in 2002. General and administrative expenses for 2002 were $13.9 million versus $13.5 million in 2001, an increase of $0.4 million or 3.0%. The increase in general and administrative expenses was primarily due to higher business insurance costs and additional costs associated with Start-ups. Due to the implementation of SFAS 142, goodwill amortization decreased by $2.2 million from 2001 to 2002. Income from multifamily operations decreased $2.6 million or 13.9% to $16.1 million in 2002 from the previous year's amount of $18.7 million. Included in the decrease was a $1.5 million increase in income from operations generated by Start-ups.

  COMMERCIAL SEGMENT

     The results of the commercial operations for the years ended 2001 and 2002 comparatively, were as follows (in thousands):

                         YEAR ENDED DECEMBER 31, 2001     YEAR ENDED DECEMBER 31, 2002
                         -----------------------------   ------------------------------
                         ONGOING   SHUTDOWN    TOTAL     ONGOING    SHUTDOWN    TOTAL
                         -------   --------   --------   --------   --------   --------
Revenue................  $94,095   $18,078    $112,173   $ 66,687   $ 36,331   $103,018
Cost of revenue
  (includes
  depreciation)........   85,187    17,281     102,468     59,684     52,431    112,115
                         -------   -------    --------   --------   --------   --------
  Gross
     profit/(loss).....    8,908       797       9,705      7,003    (16,100)    (9,097)
SG&A expenses..........    5,966     1,781       7,747      5,743      4,856     10,599
Goodwill impairment....       --        --          --     12,745         --     12,745
Goodwill
  amortization.........    1,737        --       1,737         --         --         --
                         -------   -------    --------   --------   --------   --------
  Income (loss) from
     operations........  $ 1,205   $  (984)   $    221   $(11,485)  $(20,956)  $(32,441)
                         =======   =======    ========   ========   ========   ========

     Revenue from ongoing commercial operations decreased $27.4 million or 29.1% from $94.1 million to $66.7 million for the years ended December 31, 2001 and 2002, respectively. The decrease in revenue was due to the general weakness of the economy and a focus on higher margin jobs. Gross profit from ongoing commercial operations decreased $1.9 million or 21.3% to $7.0 million in 2002 from $8.9 million in 2001. The decrease in gross profit was due to lower volume offset by higher gross margins. Gross margin increased from 9.5% in 2001 to 10.5% in 2002. General and administrative expenses for 2002 were $5.7 million versus $6.0 million in 2001, a decrease of $0.3 million or 5.0%. For calendar year 2001, we recorded $1.7 million of goodwill amortization. In January 2002, upon implementation of SFAS 142, we recorded a $34.6 million, net of tax, goodwill impairment associated with our commercial segment as a change in accounting principle and discontinued goodwill amortization in 2002. In December 2002, due to the further deterioration of our commercial segment, we re-evaluated the carrying value of the goodwill associated with our commercial segment. As a result, we recorded a goodwill impairment charge of $12.7 million attributable to our commercial segment. Substantially all of the goodwill associated with this segment has been written off. Income (loss) from ongoing commercial operations decreased $12.7 million to a loss of $11.5 million in 2002 from the previous year's amount of $1.2 million.

  CORPORATE

     Selling, general and administrative expense at corporate decreased $4.7 million or 36.7% from $12.8 million to 2001 to $8.1 million in 2002. During 2001, we incurred approximately $4.6 million in additional insurance costs above the amounts allocated to the segments. These costs were captured at corporate in 2001, but such costs were reflected in the rates charged to the segments in 2002.

  OTHER CONSOLIDATED ITEMS REQUIRED TO RECONCILE TO NET INCOME

     Other expense, net, remained basically unchanged from 2001 to 2002. However, interest expense included in this line decreased from $18.3 million in 2001 to $16.9 million in 2002 reflecting lower interest rates.

     The provision for income taxes decreased $12.5 million, reflecting the tax benefit generated on our operating loss during 2002.

ONGOING OPERATIONS 2001 COMPARED TO 2000

  SINGLE FAMILY SEGMENT

     The results of the single family operations for the years ended 2000 and 2001 comparatively, were as follows (in thousands):

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                                 2000         2001
                                                              ----------   ----------
Revenue.....................................................   $281,589     $311,390
Cost of revenue (includes depreciation).....................    231,724      255,014
                                                               --------     --------
  Gross profit..............................................     49,865       56,376
SG&A expenses...............................................     19,943       26,602
Goodwill amortization.......................................      1,728        1,753
                                                               --------     --------
  Income from operations....................................   $ 28,194     $ 28,021
                                                               ========     ========

     Revenue from continuing single family operations increased $29.8 million or 10.6% from $281.6 million in 2000 to $311.4 million in 2001. The increase in revenue was due to our Start-ups, increased volume at existing locations and modest price increases initiated to cover increased operating costs. The largest revenue increases came from increased starts in our Phoenix and southern California markets offset by decreases in our central Texas markets. The Start-ups generated $8.2 million of revenue in 2001. Gross profit from continuing single family operations increased $6.5 million or 13.0% from $49.9 million in 2000 to $56.4 million in 2001. The increase in gross profit was mainly due to the increase in volume both at existing locations and the Start-ups. Gross margin increased slightly from 17.7% in 2000 to 18.1% in 2001. Selling, general and administrative expenses increased $6.7 million or 33.7% from $19.9 million in 2000 to $26.6 million in 2001. The increase in selling, general and administrative expenses was mainly due to the increase in health and business insurance costs and additional costs associated with Start-ups. Goodwill amortization increased slightly from $1.7 million in 2000 to $1.8 million in 2001. Income from single family operations decreased slightly from $28.2 million in 2000 to $28.0 million in 2001.

  MULTIFAMILY SEGMENT

     The results of the multifamily operations for the years ended 2000 and 2001 comparatively, were as follows (in thousands):

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                                 2000         2001
                                                              ----------   ----------
Revenue.....................................................   $146,867     $175,689
Cost of revenue (includes depreciation).....................    111,856      141,384
                                                               --------     --------
  Gross profit..............................................     35,011       34,305
SG&A expenses...............................................     11,279       13,460
Goodwill amortization.......................................      2,128        2,158
                                                               --------     --------
  Income from operations....................................   $ 21,604     $ 18,687
                                                               ========     ========

     Revenue from multifamily operations increased $28.8 million or 19.6% from $146.9 million to $175.7 million for the years ended December 31, 2000 and 2001, respectively. The increase in revenue was due to the general strength of our southern California and central Florida markets offset by a lack of demand in our Texas markets. Gross profit from multifamily operations decreased slightly from $35.0 million in 2000 to $34.3 million in 2001. Gross margin decreased from 23.8% in 2000 to 19.5% in 2001. The decrease in gross margin was primarily attributable to increased competition and increases in certain material and labor costs. General and administrative expenses for 2001 were $13.5 million versus $11.3 million in 2000, an increase of $2.2 million or 19.5% which was in line with the revenue increase. Goodwill amortization increased slightly from $2.1 million in 2000 to $2.2 million in 2001. Income from continuing multifamily operations decreased $2.9 million or 13.4% to $18.7 million in 2001 from the previous year's amount of $21.6 million.

  COMMERCIAL SEGMENT

     The results of the commercial operations for the years ended 2000 and 2001 comparatively, were as follows (in thousands):

                           YEAR ENDED DECEMBER 31, 2000    YEAR ENDED DECEMBER 31, 2001
                          ------------------------------   -----------------------------
                          ONGOING    SHUTDOWN    TOTAL     ONGOING   SHUTDOWN    TOTAL
                          --------   --------   --------   -------   --------   --------
Revenue.................  $107,544   $16,226    $123,770   $94,095   $18,078    $112,173
Cost of revenue
  (includes
  depreciation).........    96,201    14,503     110,704    85,187    17,281     102,468
                          --------   -------    --------   -------   -------    --------
  Gross profit..........    11,343     1,723      13,066     8,908       797       9,705
SG&A expenses...........     6,692       985       7,677     5,966     1,781       7,747
Goodwill amortization...     1,713        --       1,713     1,737        --       1,737
                          --------   -------    --------   -------   -------    --------
  Income (loss) from
     operations.........  $  2,938   $   738    $  3,676   $ 1,205   $  (984)   $    221
                          ========   =======    ========   =======   =======    ========

     Revenue from ongoing commercial operations decreased $13.4 million or 12.5% from $107.5 million to $94.1 million for the years ended December 31, 2000 and 2001, respectively. The decrease in revenue was mainly due to a segment-wide focus on higher margin contracts starting mid-year 2001. Gross profit from ongoing commercial operations decreased to $8.9 million in 2001 from $11.3 million in 2000, a reduction of $2.4 million or 21.2%. The decrease in gross profit was primarily attributable to increased competition, lower demand and increases in certain material and labor costs. Gross margin decreased from 10.5% in 2000 to 9.5% in 2001. Selling, general and administrative expenses decreased $0.7 million or 10.4% from $6.7 million in 2000 to $6.0 million in 2001. The decrease in selling, general and administrative expenses from ongoing commercial operations was due to reductions in personnel and other costs made to reduce overhead costs at these locations. Goodwill amortization stayed constant at $1.7 million for both 2000 and 2001. Income from the ongoing commercial segment operations decreased $1.7 million or 58.6% to $1.2 million in 2001 from the previous year's amount of $2.9 million.

  CORPORATE

     Selling, general and administrative expense at corporate increased $5.9, million from $6.9 million to 2000 to $12.8 million in 2001. During 2001, we incurred approximately $4.6 million in additional insurance costs above the amounts allocated to the segments. These costs were captured at corporate in 2001.

  OTHER CONSOLIDATED ITEMS REQUIRED TO RECONCILE TO NET INCOME

     Other expense, net, decreased $1.6 million, from $19.0 million to $17.4 million. The decrease is primarily due to a $1.4 million charge in 2000 related to the write-off of transaction costs associated with the repurchase and early extinguishment of $30.0 million of the Senior Subordinated Notes. This amount was previously classified as an extraordinary loss on the early extinguishment of debt, however, pursuant to SFAS 145, the amount was reclassified to Other expense. For additional discussion, see note 2 to the consolidated financial statements.

     The provision for income taxes decreased $4.2 million reflecting our lower taxable income in 2001.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 2002, AMPAM had $51.1 million in working capital and $154.7 million of outstanding indebtedness, including capital lease obligations totaling $0.9 million.

     For the year ended December 31, 2002, net cash provided by operating activities was $6.8 million. Despite the $23.1 million loss before taxes in the shutdown and discontinued operations, no additional net borrowings were necessary from the bank under the Credit Facility. Cash used in investing activities was $2.2 million for the year ended December 31, 2002, primarily for purchases of property and equipment offset by proceeds received on the sale of property and equipment. Cash used in financing activities for the year ended December 31, 2002 was $3.6 million. The Company redeemed half of the Series A Redeemable Preferred Shares. As discussed in Item 3., in settlement of a lawsuit, the Company received all of the preferred stock held by the defendants and related parties and the Company paid the defendants $3.1 million. As of March 12, 2002, the defendants and their related parties held 524,410 shares of preferred stock with a liquidation value of approximately $6.8 million. The settlement also included approximately $0.5 million in undeclared preferred dividends that were due to the defendants through March 31, 2002. The difference between the settlement amount and par value of the preferred stock was reflected as an increase in additional paid in capital.

     For the year ended December 31, 2001, net cash provided by operating activities was $22.6 million. Cash used in investing activities was $7.8 million for the year ended December 31, 2001, primarily for purchases of property and equipment and payments of earnout clauses contained in the purchase agreements of the Founding Companies, offset by proceeds received on the sale of property and equipment. No additional earnout payments are due the founders. Cash used in financing activities for the year ended December 31, 2001 was $13.2 million. Net repayments of the Bank Credit Facility of $10.0 million were made during the year. Additionally, the Company made payments to the former stockholders of Christianson, the accounting acquiror, under earnout agreements contained in the purchase agreement. These payments were treated as distributions.

     The Company's Credit Facility, with a total commitment of $84.0 million, as amended, matures on March 31, 2004. Pursuant to the March 28, 2003 amendment, the Credit Facility bears interest, at the option of the Company, at the base rate of the arranging bank plus an applicable margin or at LIBOR, plus an applicable margin. The applicable margin is 4.50% above LIBOR or 3.50% above the agent bank's base rate. As of December 31, 2002, the Company had borrowings of $60.0 million and outstanding letters of credit of $6.0 million, leaving $18.0 million available under the Credit Facility. As of February 28, 2003, the Company had borrowings of $77.0 million and outstanding letters of credit of $6.0 million, leaving $1.0 million available under the Credit Facility, however, the Company also had cash on hand of $6.7 million. The Company makes semi-annual interest payments on the Senior Subordinated Notes of $5.5 million on April 15 and October 15 of each year. Based on current cash flow projections, the Company expects to have sufficient liquidity to make its April 15, 2003 semi-annual interest payment on the Senior Subordinated Notes.

     The Credit Facility requires the Company to maintain compliance with certain specified financial covenants including maximum ratios of funded debt to EBITDA, a minimum fixed charge coverage ratio, a minimum net worth, a capital expenditure covenant, minimum EBITDA and other restrictive covenants. Additionally, the terms of the Credit Facility limit the ability of the Company to incur additional indebtedness, dispose of assets, make acquisitions or other investments, and to make various other payments. Because losses from the shutdown and discontinued operations exceeded the amount allowed in the amended Credit Facility, the Company was not in compliance with its loan covenants as of December 31, 2002. On March 28, 2003, an amendment to the Credit Facility was executed which, among other things, waived the non-compliance that existed at December 31, 2002 and amended certain covenants prospectively. The Company believes that it will meet the amended covenants. As a condition of the amendment, certain fees were paid and the interest rate on the Credit Facility was increased by 0.5%. Additionally, if the Company does not repay its obligation under the Credit Facility by July 31, 2003, an additional 1% fee will be due the banks.

     As of April 1, 2002, the holders of the remaining Series A Redeemable Preferred Stock, "put" the shares to the Company in accordance with the terms of designation of such shares in the Company's Certificate of Incorporation. The redemption price per share will be equal to the liquidation value ($13 per share) plus accrued and unpaid dividends through the date of redemption. At December 31, 2002, there were undeclared dividends of approximately $0.3 million as calculated pursuant to the Certificate. For further discussion, see notes 9 and 13 to the consolidated financial statements.

     Restrictions within the terms of the Company's Credit Facility preclude redemption of the preferred stock and the payment of further dividends. Because the preferred stock has been put to AMPAM, the liquidation value of these shares has been classified as "Other long-term liabilities" on the balance sheet as of December 31, 2002. On or about January 22, 2003, the remaining preferred stockholders initiated a binding arbitration proceeding against the Company seeking, among other things, specific performance by the Company to purchase all of their preferred stock. The Company intends to defend the arbitration vigorously but can make no representation as to the outcome of the arbitration.

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

     The Company's capital expenditure budget for 2003 is approximately $2.0 million. These expenditures primarily relate to the purchase of vehicles and equipment. The capital expenditures are expected to be funded from cash flows from operations and borrowings under the Credit Facility. Capital expenditures for the year ended December 31, 2002, were approximately $3.7 million.

     AMPAM is attempting to find alternative sources of borrowings to repay the Credit Facility which is due March 31, 2004. There are no assurances that such borrowings will be available to the Company. AMPAM utilizes its cash flow from operations and borrowings under the Credit Facility to provide cash to enable the Company to meet its working capital needs, debt service requirements and planned capital expenditures for property and equipment

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets." SFAS 142, effective January 1, 2002, established new accounting and reporting requirements for goodwill and other intangible assets and addressed the accounting and reporting for acquired goodwill and other intangible assets. It also provides that goodwill should not be amortized, but must be tested for impairment annually or more frequently if circumstances indicate potential impairment. SFAS 142 also required the Company to complete a transitional goodwill impairment test within six months from the date of adoption and at least annually thereafter. Under SFAS 142, the impairment adjustment, if any, recognized at adoption of the new rules was to be reflected as a cumulative effect of a change in accounting principle in the statement of income. Impairment adjustments recorded subsequently are be required to be recognized as an operating expense. On an ongoing basis (absent any impairment indicators), the Company will perform impairment tests annually.

     In the first quarter of 2002, goodwill was tested for impairment by comparing the fair value of each business segment with its carrying value. Based on the impairment tests performed, the Company recognized a charge of $34.6 million (net of tax benefit) in the first quarter of 2002 to reduce the carrying value of goodwill associated with the commercial segment to its implied fair value. This adjustment was reflected as a cumulative effect of change in accounting principle in the first quarter 2002 statement of operations. Due to the further deterioration of the commercial segment in 2002, AMPAM re-evaluated the carrying value of the goodwill for each segment as of December 31, 2002. Upon completion of the evaluation, the Company recorded an impairment of the remaining goodwill related to the commercial segment of $12.7 million in December 2002. Because the expensing of goodwill is almost entirely non-deductible for tax purposes, neither of these expenses created a material tax benefit for the Company. At December 31, 2002, the Company had $107.2 million of remaining goodwill on the balance sheet.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." It addresses the financial accounting and reporting for the impairment of long-lived assets. This statement supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. In accounting for the discontinued and shutdown operations, the Company has followed the guidelines set forth by SFAS 144. For additional discussion, see notes 15 and 16 to the consolidated financial statements.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145, among other things, amends SFAS No. 4 and SFAS No. 64, to require that gains and losses from the extinguishment of debt generally be classified within continuing operations. The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002 and early application is encouraged. At December 31, 2002, "Other Noncurrent Assets" included $1.2 million of capitalized costs associated with the Credit Facility and $2.4 million of capitalized costs associated with the Senior Subordinated Notes. Additionally, the discount related to the Senior Subordinated Notes was $1.2 million at December 31, 2002. These amounts are amortized as a component of interest expense. Historically, these items were presented as an extraordinary gain or loss upon early extinguishment of the related indebtedness. Under SFAS No. 145, such items will be expensed within income from continuing operations if the related indebtedness is retired. The Company has reclassified prior period amounts to conform with SFAS 145.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 replaces Emerging Issues Task Force (EITF) Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity". This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement is effective for exit or disposal activities that are initiated after December 31, 2002. The Company has followed the requirements of SFAS No. 146 in accounting for the discontinued and shutdown locations. For additional discussion, see notes 15 and 16 to the consolidated financial statements.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure an amendment of FASB Statement No. 123, 'Accounting for Stock-Based Compensation' ", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method of accounting for stock-based compensation and the effect of the method used on reported results. Certain disclosure requirements under SFAS No. 148 are effective for all financial statements issued for fiscal years ending after December 15, 2002. This statement did not have any impact on the Company's consolidated financial statements as AMPAM has adopted the "disclosure only" provisions of SFAS No. 148.

CRITICAL ACCOUNTING POLICIES

     In response to the SEC's Release No. 33-8040, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies," AMPAM has identified the most critical accounting principles upon which the Company's financial statements depend. AMPAM has determined the critical principles by considering accounting policies that involve the most complex decisions or assessments. The Company identified the most critical accounting policies to be those related to use of estimates, revenue recognition and goodwill.

  USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities, disclosures of contingent liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Significant estimates are used to determine the Company's revenue on uncompleted contracts. These estimates also impact the current asset "Costs and estimated earnings in excess of billings on uncompleted contracts" and the current liability "Billings in excess of costs and estimated earnings on uncompleted contracts". See REVENUE RECOGNITION for a further discussion. Estimates of the ultimate liability for losses under self insured insurance programs are also included in the Company's consolidated financial statements. These estimates are developed based on the Company's historical losses and industry standard claims growth factors. Significant estimates are also used for goodwill impairment calculations, see GOODWILL for a further discussion. Actual results could differ from those estimates.

  REVENUE RECOGNITION

     AMPAM recognizes revenue from construction contracts on the percentage-of-completion method measured by the percentage of cost incurred to total estimated costs for each contract. Contract costs include all direct material and labor costs. Changes in job performance, job conditions, estimated profitability, and final contract settlements may result in revisions to costs and income, the effects of which are recognized in the period the revisions are determined. If the revised estimated direct costs will result in a "loss" contract, an accrual is made to record the future loss at that time. The current asset, "Costs and estimated earnings in excess of billings on uncompleted contracts," represents estimated revenue recognized in excess of amounts billed. The current liability, "Billings in excess of costs and estimated earnings on uncompleted contracts," represents billings in excess of estimated revenue recognized.

  GOODWILL

     AMPAM evaluates the carrying value of its goodwill and other intangible assets at least annually. Potential goodwill impairment is assessed using a discounted cash flow methodology. The Company uses estimates to determine future discounted cash flows. Estimates used include, estimates of future cash flows, future short-term and long-term growth rates, and weighted average cost of capital.

ITEM 7-A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     AMPAM is exposed to various market risks primarily related to potential adverse changes in interest rates as discussed below. In the normal course of business, the Company employs established policies and procedures to manage this risk.

     The Company's exposure to changes in interest rates primarily results from its short-term and long-term debt with both fixed and floating interest rates. The Company's debt with fixed interest rates consists of Senior Subordinated Notes and capital leases. Debt with variable interest rates consists primarily of the Credit Facility. The following table presents the Company's future payments under financial instruments, related average interest rates (if applicable), minimum required payments due under existing operating leases by period and the fair market value for each debt instrument as valued at December 31, 2002 ($ in thousands).

                                                     PAYMENTS DUE BY PERIOD
                               ------------------------------------------------------------------
                                           LESS                              MORE     FAIR VALUE
                                           THAN                              THAN       OF DEBT
                                TOTAL     1 YEAR    1-3 YEARS   3-5 YEARS   5 YEARS   INSTRUMENTS
                               --------   -------   ---------   ---------   -------   -----------
Variable rate debt...........  $ 60,000   $    --    $60,000     $    --    $    --     $60,000
Average interest rate........      5.94%       --%      5.94%         --%        --%
Senior subordinated notes....    93,799        --         --          --     93,799      30,000
Average interest rate........    11.625%   11.625%    11.625%     11.625%    11.625%     11.625%
Capital lease obligation.....       910       113        148          79        570         910
                               --------   -------    -------     -------    -------     -------
  Total debt.................   154,709       113     60,148          79     94,369     $90,910
                                                                                        =======
Operating leases.............    13,312     4,513      4,447       2,360      1,992
                               --------   -------    -------     -------    -------
  Total contractual
    obligations..............  $168,021   $ 4,626    $64,595     $ 2,439    $96,361
                               ========   =======    =======     =======    =======

     If market interest rates were to increase immediately and uniformly by 100 basis points from levels as of December 31, 2002, the related annual interest expense would increase by approximately $0.6 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

To the Board of Directors and Stockholders of American Plumbing & Mechanical,
Inc.:

     We have audited the accompanying consolidated balance sheets of American Plumbing & Mechanical, Inc. and its subsidiaries (the "Company") as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for goodwill to conform with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

                                          DELOITTE & TOUCHE LLP

Houston, Texas
March 28, 2003

             AMERICAN PLUMBING & MECHANICAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2001        2002
                                                              ---------   ---------
                                                              (IN THOUSANDS, EXCEPT
                                                                   SHARE DATA)
                                      ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $  1,666    $  2,654
  Accounts receivable, net..................................    96,412      92,467
  Inventories...............................................    12,460      13,311
  Costs and estimated earnings in excess of billings on
     uncompleted contracts..................................    26,523      20,486
  Prepaid expenses and other current assets.................     5,358       7,604
                                                              --------    --------
          Total current assets..............................   142,419     136,522
PROPERTY AND EQUIPMENT, net.................................    21,702      17,684
GOODWILL, net...............................................   154,739     107,222
OTHER NONCURRENT ASSETS.....................................     4,039       4,194
                                                              --------    --------
          Total assets......................................  $322,899    $265,622
                                                              ========    ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses.....................  $ 69,465    $ 63,226
  Billings in excess of costs and estimated earnings on
     uncompleted contracts..................................    14,718      22,123
  Current maturities of capital lease obligations...........       167         113
                                                              --------    --------
          Total current liabilities.........................    84,350      85,462
LONG-TERM LIABILITIES:
  Long-term debt............................................   154,568     154,596
  Other long-term liabilities...............................     1,172       7,798
                                                              --------    --------
          Total liabilities.................................   240,090     247,856
COMMITMENTS AND CONTINGENCIES (note 13)
SERIES A REDEEMABLE PREFERRED STOCK, $.01 par value, $13
  liquidation value, 10,000,000 shares authorized, 524,410
  shares issued and outstanding.............................    13,635          --
STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value, 100,000,000 shares
     authorized, 13,211,383 shares issued and outstanding...       132         132
  Class B common stock, $.01 par value, 5,000,000 shares
     authorized, 331,116 shares issued and outstanding......         3           3
  Additional paid-in capital................................    41,805      44,903
  Retained earnings (deficit)...............................    27,426     (27,272)
  Accumulated other comprehensive loss......................      (192)         --
                                                              --------    --------
          Total stockholders' equity........................    69,174      17,766
                                                              --------    --------
          Total liabilities and stockholders' equity........  $322,899    $265,622
                                                              ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

             AMERICAN PLUMBING & MECHANICAL, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       2001       2002
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
REVENUE.....................................................  $552,226   $599,252   $574,849
COST OF REVENUE (including depreciation)....................   454,284    499,214    504,723
                                                              --------   --------   --------
          Gross profit......................................    97,942    100,038     70,126
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES................    45,762     60,579     62,823
GOODWILL IMPAIRMENT.........................................        --         --     12,745
GOODWILL AMORTIZATION.......................................     5,569      5,648         --
                                                              --------   --------   --------
          Income (loss) from operations.....................    46,611     33,811     (5,442)
OTHER INCOME (EXPENSE):
  Interest expense..........................................   (18,518)   (18,312)   (16,904)
  Interest income...........................................       154        100         89
  Loss on early extinguishment of debt......................    (1,365)        --         --
  Other.....................................................       795        844       (497)
                                                              --------   --------   --------
          Other expense, net................................   (18,934)   (17,368)   (17,312)
                                                              --------   --------   --------
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES,
  DISCONTINUED OPERATIONS and ACCOUNTING CHANGE.............    27,677     16,443    (22,754)
                                                              --------   --------   --------
PROVISION FOR (BENEFIT FROM) INCOME TAXES...................    13,105      8,800     (3,662)
                                                              --------   --------   --------
INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS and ACCOUNTING
  CHANGE....................................................    14,572      7,643    (19,092)
LOSS ON DISCONTINUED OPERATIONS, net of tax benefit.........       100         74        979
ACCOUNTING CHANGE, net of tax benefit.......................        --         --     34,627
                                                              --------   --------   --------
NET INCOME (LOSS)...........................................    14,472      7,569    (54,698)
PREFERRED DIVIDENDS.........................................     1,363      1,363        852
                                                              --------   --------   --------
NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS..........  $ 13,109   $  6,206   $(55,550)
                                                              ========   ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

             AMERICAN PLUMBING & MECHANICAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       2001       2002
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................  $ 14,472   $  7,569   $(54,698)
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Cumulative effect of change in accounting principle.....        --         --     34,751
    Goodwill impairment.....................................        --         --     12,745
    Depreciation and amortization...........................    10,715     11,291      5,250
    Amortization of deferred compensation expense...........       307        182        107
    Loss on early extinguishments of debt...................     1,365         --         --
    (Gain)/loss on disposal of property and equipment.......      (176)      (358)       768
    Deferred income taxes...................................     2,055      1,283        146
    Increase (decrease) in cash flows from:
       Accounts receivable, net.............................   (16,354)        30      3,945
       Inventories..........................................        (8)    (3,782)      (851)
       Costs and estimated earnings in excess of billings on
       uncompleted contracts................................    (6,567)    (2,635)     6,037
       Prepaid expenses and other current assets............       707       (555)    (2,749)
       Accounts payable and accrued expenses................     2,118      8,454     (6,105)
       Billings in excess of costs and estimated earnings on
       uncompleted contracts................................    (4,022)     1,174      7,405
       Other, net...........................................       (55)       (80)        37
                                                              --------   --------   --------
  Net cash provided by operating activities.................     4,557     22,573      6,788
                                                              --------   --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions of property and equipment.......................    (7,881)    (9,225)    (3,748)
  Proceeds from sale of property and equipment..............       661      3,571      1,562
  Earnout payments to founding company stockholders.........    (3,605)    (2,164)        --
  Acquisition of companies, net of cash acquired............   (11,353)        --         --
                                                              --------   --------   --------
  Net cash used in investing activities.....................   (22,178)    (7,818)    (2,186)
                                                              --------   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings/(payments) on bank Credit Facility.........    58,000    (10,000)        --
  Buyback of Class B common stock...........................    (6,966)        --         --
  Distributions to stockholders.............................    (2,634)    (1,756)        --
  Redemption of Series A preferred stock....................        --         --     (2,589)
  Payments on long-term debt and capital lease
    obligations.............................................      (183)      (739)      (173)
  Repurchase of Senior Subordinated Notes...................   (29,539)        --         --
  Preferred dividends.......................................    (1,363)      (681)      (852)
                                                              --------   --------   --------
  Net cash provided by (used in) financing activities.......    17,315    (13,176)    (3,614)
                                                              --------   --------   --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........      (306)     1,579        988
CASH AND CASH EQUIVALENTS, beginning of year................       393         87      1,666
                                                              --------   --------   --------
CASH AND CASH EQUIVALENTS, end of year......................  $     87   $  1,666   $  2,654
                                                              ========   ========   ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for:
    Interest................................................  $ 19,125   $ 17,642   $ 15,426
    Income taxes............................................    17,257      1,217        269
  Noncash Item:
    Capital lease additions.................................        --         94         --

  The accompanying notes are an integral part of these consolidated financial statements.

             AMERICAN PLUMBING & MECHANICAL, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                     ACCUMULATED
                                COMMON STOCK       CLASS B COMMON STOCK    ADDITIONAL   RETAINED        OTHER           TOTAL
                             -------------------   ---------------------    PAID-IN     EARNINGS    COMPREHENSIVE   STOCKHOLDERS'
                               SHARES     AMOUNT     SHARES      AMOUNT     CAPITAL     (DEFICIT)       LOSS           EQUITY
                             ----------   ------   -----------   -------   ----------   ---------   -------------   -------------
                                                      (IN THOUSANDS, EXCEPT SHARE DATA)
BALANCE, December 31,
  1999.....................  11,265,229    $113     2,423,517     $ 24      $35,143     $  8,111        $  --         $ 43,391
  Amortization of deferred
    compensation expense...          --      --            --       --          307           --           --              307
  Issuance of stock for
    acquisition............   1,346,154      13            --       --       13,447           --           --           13,460
  Issuance of stock to
    stockholders of
    founding
    companies -- "Earnout
    Shares"................     659,926       7            --       --           --           --           --                7
  Issuance of stock for
    options exercised......          74      --            --       --           --           --           --               --
  Buyback of Class B common
    stock..................          --      --    (2,092,401)     (21)      (6,945)          --           --           (6,966)
  Preferred dividends......          --      --            --       --           --       (1,363)          --           (1,363)
  Net income...............          --      --            --       --           --       14,472           --           14,472
                             ----------    ----    ----------     ----      -------     --------        -----         --------
BALANCE, December 31,
  2000.....................  13,271,383     133       331,116        3       41,952       21,220           --           63,308
  Amortization of deferred
    compensation expense...          --      --            --       --          182           --           --              182
  Received and cancelled
    common stock...........     (60,000)     (1)           --       --         (329)          --           --             (330)
  Preferred dividends......          --      --            --       --           --       (1,363)          --           (1,363)
  Net income...............          --      --            --       --           --        7,569           --
  Other comprehensive
    loss...................          --      --            --       --           --           --         (192)              --
                             ----------    ----    ----------     ----      -------     --------        -----         --------
  Total comprehensive
    income.................          --      --            --       --           --        7,569         (192)           7,377
                             ----------    ----    ----------     ----      -------     --------        -----         --------
BALANCE, December 31,
  2001.....................  13,211,383     132       331,116        3       41,805       27,426         (192)          69,174
  Amortization of deferred
    compensation expense...          --      --            --       --          107           --           --              107
  Gain on redemption of
    Series A preferred
    stock..................          --      --            --       --        3,843           --           --            3,843
  Preferred dividends......          --      --            --       --         (852)          --           --             (852)
  Net loss.................          --      --            --       --           --      (54,698)          --
  Realization of other
    comprehensive loss.....          --      --            --       --           --           --          192
                             ----------    ----    ----------     ----      -------     --------        -----         --------
  Total comprehensive
    income.................          --      --            --       --           --      (54,698)         192          (54,506)
                             ----------    ----    ----------     ----      -------     --------        -----         --------
BALANCE, December 31,
  2002.....................  13,211,383    $132       331,116     $  3      $44,903     $(27,272)       $  --         $ 17,766
                             ==========    ====    ==========     ====      =======     ========        =====         ========

  The accompanying notes are an integral part of these consolidated financial statements.

             AMERICAN PLUMBING & MECHANICAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BUSINESS AND ORGANIZATION

     American Plumbing & Mechanical, Inc. (collectively with its subsidiaries "AMPAM" or the "Company"), is the largest company in the United States focused primarily on the residential plumbing and heating, ventilation and air conditioning (HVAC) contracting services industry. AMPAM also provides commercial mechanical contracting services. American Plumbing & Mechanical, Inc. (a Delaware corporation), was organized in June 1998, and acquired ten U.S. businesses (the "Founding Companies") on April 1, 1999. The acquisitions were accounted for using the purchase method of accounting with Christianson Enterprises, Inc. and affiliates ("Christianson") being reflected as the accounting acquiror. Subsequently, the Company acquired the outstanding stock of three additional companies and the assets of a fourth company. The Company currently serves its customers in 18 states out of 35 operating facilities.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  PRINCIPLES OF CONSOLIDATION

     All significant intercompany transactions have been eliminated in consolidation.

  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts reflected in the accompanying balance sheet for cash, accounts receivable, costs and estimated earnings in excess of billings on uncompleted contracts, accounts payable and accrued expenses, and billings in excess of costs and estimated earnings on uncompleted contracts approximate fair value due to the short term nature of the instruments. As of December 31, 2002, the Senior Subordinated Notes traded at 30% of par value reflecting an approximate fair value of $30 million. As the Credit Facility has a variable interest rate, the Company believes its carrying value approximates fair value.

  USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities, disclosures of contingent liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

  CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

  INVENTORIES

     Inventories consist of parts and supplies held for use in the ordinary course of business and are stated at the lower of cost or market, which approximates the first in, first out method.

  PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost, and depreciation is computed using the straight-line method over the estimated useful lives of the assets. Expenditures for repairs and maintenance are charged to expense when incurred. Expenditures for major renewals and betterments, which extend the useful lives of existing equipment, are capitalized and depreciated over the expected life of the asset. Upon retirement or disposition of property and equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the statement of income.

             AMERICAN PLUMBING & MECHANICAL, INC. AND SUBSIDIARIES

  LONG-LIVED ASSETS

     In the event that facts and circumstances indicate that property and equipment or other long-lived assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future discounted cash flows associated with the asset are compared to the asset's carrying amount to determine if an impairment is necessary. The effect of any impairment would be to expense the difference between the estimated fair value of such asset and its carrying value.

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

  DEBT ISSUANCE COSTS

     Debt issuance costs as of December 31, 2001 and 2002 of approximately $3.6 million, related to AMPAM's Senior Subordinated Notes and the Bank Credit Facility, are included in Other Noncurrent Assets. These capitalized costs are amortized to interest expense over the scheduled maturity of the debt, which approximates the effective interest method. For the years ended December 31, 2000, 2001 and 2002, approximately $0.9 million, $0.8 million and $1.2 million was amortized to interest expense, respectively. In conjunction with the $30.0 million repurchase of the Senior Subordinated Notes in 2000, $1.4 million was charged to expense pursuant to SFAS 145.

  REVENUE RECOGNITION

     AMPAM recognizes revenue from construction contracts on the percentage-of-completion method measured by the percentage of cost incurred to total estimated costs for each contract. Contract costs include all direct material and labor costs. Changes in job performance, job conditions, estimated profitability, and final contract settlements may result in revisions to costs and income, the effects of which are recognized in the period the revisions are determined. If the revised estimated direct costs will result in a "loss" contract, an accrual is made to record the future loss at that time.

     The current asset, "Costs and estimated earnings in excess of billings on uncompleted contracts," represents estimated revenue recognized in excess of amounts billed. The current liability, "Billings in excess of costs and estimated earnings on uncompleted contracts," represents billings in excess of estimated revenue recognized.

  WARRANTY COSTS

     For certain contracts, the Company warrants labor for one year after completion of a plumbing or air conditioning installation. A reserve for warranty costs is recorded based upon the historical level of warranty claims and management's estimate of future costs. (See note 6).

  PROVISION FOR DOUBTFUL ACCOUNTS

     The Company provides an allowance for doubtful accounts based upon an estimate of uncollectible accounts. (See note 6).

             AMERICAN PLUMBING & MECHANICAL, INC. AND SUBSIDIARIES

  INCOME TAXES

     Deferred tax assets and liabilities are recorded for future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and are measured using enacted tax rates. (See note 8).

  RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board "FASB" issued Statement of Financial Accounting Standards "SFAS" No. 142 "Goodwill and Other Intangible Assets." SFAS 142, effective January 1, 2002 established new accounting and reporting requirements for goodwill and other intangible assets and addressed the accounting and reporting for acquired goodwill and other intangible assets. It also provides that goodwill should not be amortized, but must be tested for impairment annually or more frequently if circumstances indicate potential impairment. SFAS 142 also required the Company to complete a transitional goodwill impairment test within six months from the date of adoption and at least annually thereafter. Under SFAS 142, the impairment adjustment, if any, recognized at adoption of the new rules was to be reflected as a cumulative effect of change in accounting principle in the statement of income. Prospectively, goodwill impairment will be assessed using a discounted cash flow methodology. Impairment adjustments recorded subsequently are required to be recognized as an operating expense.

     Significant estimates used in the methodologies include estimates of future cash flows, future short-term and long-term growth rates, and weighted average cost of capital. On an ongoing basis (absent any impairment indicators), the Company will perform impairment tests annually.

     In the first quarter of 2002, goodwill was tested for impairment by comparing the fair value of each business segment with its carrying value. Based on the impairment tests performed, the Company recognized a charge of $34.6 million (net of tax) in the first quarter of 2002 to reduce the carrying value of goodwill associated with the commercial segment to its implied fair value. This adjustment was reflected as a cumulative effect of a change in accounting principle in the first quarter 2002 statement of income. Due to the deterioration of the commercial segment in 2002, AMPAM re-evaluated the carrying value of the goodwill for each segment as of December 31, 2002. Upon completion of the evaluation, the Company recorded an impairment of the remaining goodwill related to the commercial segment of $12.7 million in December 2002. Because the expensing of goodwill is almost entirely non-deductible for tax purposes, neither of these expenses created a material tax benefit for the Company. At December 31, 2002, the Company had $107.2 million of goodwill remaining on the balance sheet.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." It addresses the financial accounting and reporting for the impairment of long-lived assets. This statement supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. In accounting for the discontinued and shutdown operations, the Company has followed the guidelines set forth by SFAS 144. (See notes 15 and 16).

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145, among other things, amends SFAS No. 4 and SFAS No. 64, to require that gains and losses from the extinguishment of debt generally be classified within continuing operations. The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002 and early application is encouraged. At December 31, 2002, "Other Noncurrent Assets" included $1.2 million of capitalized costs associated with the Credit Facility and $2.4 million of capitalized costs associated with the Senior Subordinated Notes. Additionally, the discount

             AMERICAN PLUMBING & MECHANICAL, INC. AND SUBSIDIARIES related to the Senior Subordinated Notes was $1.2 million at December 31, 2002. These amounts are amortized as a component of interest expense. Historically, these items were presented as an extraordinary gain or loss upon early extinguishment of the related indebtedness. Under SFAS No. 145, such items are expensed within income from continuing operations if the related indebtedness is retired. In 2000, $0.9 million loss from the early extinguishment of debt was recorded as an extraordinary item, net of tax benefit of $0.5 million. In 2002, the entire loss of $1.4 million was reflected in Other income (expense) with the tax benefit in the provision for income tax.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 replaces Emerging Issues Task Force (EITF) Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity". This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement is effective for exit or disposal activities that are initiated after December 31, 2002. The Company has followed the requirements of SFAS No. 146 in accounting for the discontinued location. (See note 15).

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure an amendment of FASB Statement No. 123, 'Accounting for Stock-Based Compensation' ", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method of accounting for stock-based compensation and the effect of the method used on reported results. Certain disclosure requirements under SFAS No. 148 are effective for all financial statements issued for fiscal years ending after December 15, 2002. This statement did not have any impact on the Company's Consolidated Financial Statements as we have adopted the "disclosure only" provisions of SFAS No. 148. (See note 10).

  OTHER COMPREHENSIVE INCOME

     Other comprehensive income refers to revenue, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net income as these amounts are recorded directly as an adjustment to shareholders' equity. The Company's other comprehensive loss in 2001 was attributed to adjustments for unrealized losses, net of tax, on the interest rate swap. (See note 5).

  USE OF DERIVATIVES

     The Company may use derivative instruments, such as interest rate swaps, to manage its exposure to variable interest rate risk. Net payments or receipts under the Company's interest rate swap agreements are recorded as adjustments to interest expense. At December 31, 2002, the company had no derivative instruments.

  RECLASSIFICATIONS

     Certain reclassifications have been made to the prior-year financial statements to conform to the current-year presentation.

             AMERICAN PLUMBING & MECHANICAL, INC. AND SUBSIDIARIES

3.  DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

     Accounts receivable consist of the following (in thousands):

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2001        2002
                                                              ---------   ---------
Contract receivables........................................  $  74,573   $  72,033
Retainage...................................................     19,163      19,807
Other accounts receivable...................................      4,814       4,041
Allowance for uncollectible accounts........................     (2,138)     (3,414)
                                                              ---------   ---------
                                                              $  96,412   $  92,467
                                                              =========   =========

     The Company usually collects amounts recorded as retainage within one year.

     Installation contracts in progress are as follows (in thousands):

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2001        2002
                                                              ---------   ---------
Costs incurred on contracts in progress.....................  $ 376,775   $ 376,831
Estimated earnings on contracts in progress.................    101,302      92,994
                                                              ---------   ---------
  Estimated revenue.........................................    478,077     469,825
Less -- Billings to date....................................   (466,272)   (471,462)
                                                              ---------   ---------
  Net (over) under billings.................................  $  11,805   $  (1,637)
                                                              =========   =========
Costs and estimated earnings in excess of billings on
  uncompleted contracts.....................................  $  26,523   $  20,486
Billings in excess of costs and estimated earnings on
  uncompleted contracts.....................................    (14,718)    (22,123)
                                                              ---------   ---------
  Net (over) under billings.................................  $  11,805   $  (1,637)
                                                              =========   =========

     Accounts payable and accrued expenses consist of the following (in thousands):

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2001        2002
                                                              ---------   ---------
Accounts payable, trade.....................................  $  30,795   $  26,468
Current income taxes payable................................      4,045          --
Deferred income taxes.......................................      9,019       8,852
Accrued payroll and vacation................................      6,639       7,715
Accrued bonuses.............................................      2,967       3,019
Accrued liability for loss contracts........................         --       3,477
Accrued interest............................................      2,397       2,383
Accrued insurance...........................................      2,870       1,954
Accrued retainage...........................................      2,135         710
Accrued warranty costs......................................      2,487       2,957
Other accrued expenses......................................      6,111       5,691
                                                              ---------   ---------
                                                              $  69,465   $  63,226
                                                              =========   =========

             AMERICAN PLUMBING & MECHANICAL, INC. AND SUBSIDIARIES

4.  PROPERTY AND EQUIPMENT, NET

     Property and equipment, net consists of the following (in thousands):

                                                       ESTIMATED        DECEMBER 31,
                                                      USEFUL LIVES   -------------------
                                                        IN YEARS       2001       2002
                                                      ------------   --------   --------
Land................................................                 $    954   $    524
Buildings and leasehold improvements................   15-30            7,821      8,867
Vehicles and machinery equipment....................     5             22,074     18,639
Computer and office equipment.......................    3-7             6,306      7,730
Construction in progress............................                    1,505      1,512
                                                                     --------   --------
                                                                       38,660     37,272
Less -- Accumulated depreciation and amortization...                  (16,958)   (19,588)
                                                                     --------   --------
                                                                     $ 21,702   $ 17,684
                                                                     ========   ========

     Capital leases of approximately $2.6 million and $2.4 million as of December 31, 2001, and 2002, are included in vehicles and machinery equipment and building and leasehold improvements, as appropriate. The accompanying consolidated statements of income reflect depreciation and amortization expense of $5.2 million, $5.6 million and $5.3 million for the years ended December 31, 2000, 2001, and 2002, respectively. These amounts are exclusive of the amortization of goodwill. Capital lease amortization expense of $0.6 million for 1999 and 2000 and $0.3 million for 2002 was included in depreciation expense.

5.  LONG TERM DEBT

     Long-term debt consists of the following (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2001       2002
                                                              --------   --------
Senior Subordinated Notes...................................  $ 93,586   $ 93,799
Bank Credit Facility........................................    60,000     60,000
Capital lease obligations and other long-term obligations...     1,149        910
                                                              --------   --------
                                                               154,735    154,709
Less -- Current maturities..................................      (167)      (113)
                                                              --------   --------
                                                              $154,568   $154,596
                                                              ========   ========

     At December 31, 2002, future principal payments of long-term debt are as follows (in thousands):

Year ending December 31 --
2003........................................................   $    113
2004........................................................     60,109
2005........................................................         39
2006........................................................         35
2007........................................................         44
  Thereafter................................................     94,369
                                                               --------
                                                               $154,709
                                                               ========

             AMERICAN PLUMBING & MECHANICAL, INC. AND SUBSIDIARIES

  SENIOR SUBORDINATED NOTES

     On May 19, 1999, the Company completed an offering of $125.0 million of 11 5/8% senior subordinated notes due in 2008 (the "Senior Subordinated Notes"). The Senior Subordinated Notes are subordinated to all existing and future senior indebtedness of the Company and are guaranteed by each of the Company's current and future subsidiaries. Separate financial information of the subsidiary guarantors is not presented as the parent company has no independent assets or operations, and the guarantees as to the Senior Subordinated Notes are full and unconditional and joint and several. There are no restrictions on the ability of the parent company to obtain funds from the subsidiary guarantors. The Company has the option to redeem the Senior Subordinated Notes at any time on or after 2004 at specified redemption prices. Additionally, the Company is required under certain circumstances to offer to repurchase the Senior Subordinated Notes at specified redemption prices in the event of a change in control. The terms of the Senior Subordinated Notes limit the ability of the Company to, among other things, incur additional indebtedness, dispose of assets, make acquisitions, make other investments, pay dividends and to make various other payments. The Senior Subordinated Notes are reflected in the accompanying balance sheet net of an original issuance discount of approximately $1.2 million which is being amortized to interest expense over the term of the bonds. The Company makes semi-annual interest payments on the Senior Subordinated Notes of $5.5 million on April 15 and October 15 of each year.

     During the third and fourth quarters of 2000, AMPAM repurchased approximately $30.0 million in face value of its outstanding 11 5/8% Senior Subordinate Notes at various prices ranging from 95.5% to 100.0% of par value. In conjunction with the repurchase, the Company recognized a loss of $1.4 million related to capitalized issuance costs attributable to the notes repurchased and transaction costs associated with the repurchase. All notes repurchased were retired.

  THE BANK CREDIT FACILITY

     The bank credit facility, as amended, (the "Credit Facility") is a senior secured revolving commitment in an aggregate principal amount of $84.0 million. The Credit Facility was used to (a) fund acquisitions, (b) repurchase Senior Subordinate Notes, (c) repurchase Class B common stock (d) redeem preferred stock and (e) provide working capital. The Credit Facility bears interest, at the option of the Company, at the base rate of the arranging bank plus an applicable margin or at LIBOR, plus an applicable margin. The applicable margin is 4.50% above LIBOR or 3.50% above the agent bank's base rate. Interest on base rate loans is payable monthly in arrears and interest on LIBOR loans is payable at the end of each borrowing period. In 2001, the Company amended and restated its Credit Facility to extend the maturity to March 31, 2004. All principal amounts borrowed will be payable in full at maturity. The Credit Facility is secured by (1) the accounts receivable, inventory, equipment and other personal property of the Company, and (2) all of the capital stock owned by AMPAM of its existing or later-formed domestic subsidiaries. The Company is required to make prepayments or commitment reductions on the Credit Facility under certain circumstances. As of December 31, 2002, the average interest rate on the Credit Facility was 5.44%.

     The Credit Facility requires the Company to maintain compliance with certain specified financial covenants including maximum ratios of funded debt to EBITDA, a minimum fixed charge coverage ratio, a minimum net worth, a capital expenditure covenant, minimum EBITDA and other restrictive covenants. Additionally, the terms of the Credit Facility limit the ability of the Company to incur additional indebtedness, dispose of assets, make acquisitions or other investments, and to make various other payments. Because losses from the shutdown and discontinued operations exceeded the amount allowed in the amended Credit Facility, the Company was not in compliance with its loan covenants as of December 31, 2002. On March 28, 2003, an amendment to the Credit Facility was executed which, among other things, waived the non-compliance that existed at December 31, 2002 and amended certain covenants prospectively. The Company believes that it will meet the amended covenants. As a condition of the amendment, certain fees

             AMERICAN PLUMBING & MECHANICAL, INC. AND SUBSIDIARIES were paid and the interest rate on the Credit Facility was increased by 0.5%. Additionally, if the Company does not repay its obligation under the Credit Facility by July 31, 2003, an additional 1% fee will be due the banks.

     As of December 31, 2002, the Company had borrowings of $60.0 million and outstanding letters of credit of $6.0 million, leaving $18.0 million in availability under the Credit Facility.

  INTEREST RATE SWAP

     Effective January 2, 2001, and extended effective September 28, 2001, in order to mitigate the interest rate risk associated with its variable rate debt, the Company entered into an interest rate swap with a notional amount of $30.0 million that expired on September 28, 2002. At December 31, 2001, the Company had a derivative liability of $0.3 million based on quoted market rates, included in the accounts payable and accrued liabilities section of the balance sheet. A corresponding amount, net of income tax benefit of $0.1 million was recorded as a component of stockholders' equity as accumulated other comprehensive loss. The comprehensive loss in 2001 was realized in 2002 as the swap expired.

6.  BALANCE SHEET RESERVE ACCOUNTS

  WARRANTY RESERVE

     The changes in the consolidated warranty liability are as follows:

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2000      2001      2002
                                                          -------   -------   -------
Balance at beginning of year:...........................  $ 1,280   $ 1,518   $ 2,487
  Warranty costs incurred...............................   (3,672)   (4,927)   (5,640)
  Warranty expense......................................    3,910     5,896     6,110
                                                          -------   -------   -------
Balance at end of year:.................................  $ 1,518   $ 2,487   $ 2,957
                                                          =======   =======   =======

  ALLOWANCE FOR DOUBTFUL ACCOUNTS

     The changes in the consolidated allowance for doubtful accounts are as follows:

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2000      2001      2002
                                                          -------   -------   -------
Balance at beginning of year:...........................  $ 1,118   $ 2,102   $ 2,138
  Write-off of accounts receivable......................     (447)     (664)     (965)
  Bad debt expense......................................    1,431       700     2,240
                                                          -------   -------   -------
Balance at end of year:.................................  $ 2,102   $ 2,138   $ 3,413
                                                          =======   =======   =======

             AMERICAN PLUMBING & MECHANICAL, INC. AND SUBSIDIARIES

7.  OPERATING LEASES

     The Company leases various facilities under noncancelable operating leases from related parties and believes such leases to be commercially reasonable. The Company also leases certain facilities, vehicles and equipment under operating leases from third parties. Lease expiration dates vary, and future minimum lease payments are as follows (in thousands):

                                                               RELATED    THIRD
                                                               PARTIES   PARTIES
                                                               -------   -------
Year ending December 31 --
  2003......................................................   $1,532    $ 2,981
  2004......................................................      874      1,981
  2005......................................................      297      1,295
  2006......................................................      172      1,064
  2007......................................................      181        943
  Thereafter................................................      127      1,865
                                                               ------    -------
                                                               $3,183    $10,129
                                                               ======    =======

     Rent payments to related parties were $2.4 million, $2.0 million, and $2.4 million for the years ended December 31, 2000, 2001 and 2002, respectively. Total rent expense was $5.7 million, $8.6 million, and $6.3 million for the years ended December 31, 2000, 2001 and 2002, respectively.

8.  INCOME TAXES

     Federal and state income taxes are as follows (in thousands):

                                                            YEAR ENDED DECEMBER 31,
                                                           --------------------------
                                                            2000      2001     2002
                                                           -------   ------   -------
Federal:
  Current................................................  $ 9,573   $6,236   $(4,079)
  Deferred...............................................    1,519    1,167       328
State:
  Current................................................    1,413    1,234      (479)
  Deferred...............................................      536      116      (182)
                                                           -------   ------   -------
                                                           $13,041   $8,753   $(4,412)
                                                           =======   ======   =======

             AMERICAN PLUMBING & MECHANICAL, INC. AND SUBSIDIARIES

     Actual income tax expense differs from income tax expense computed by applying the U.S. federal statutory corporate rate of 35 percent to income before provision for income taxes as follows (in thousands):

                                                           YEAR ENDED DECEMBER 31,
                                                         ----------------------------
                                                          2000       2001      2002
                                                         -------   --------   -------
Provision at the statutory rate........................  $ 9,686   $  5,756   $(7,964)
Increase (decrease) resulting from:
  Permanent differences:
     Non-deductible goodwill impairment................       --         --     4,461
     Amortization of non-deductible goodwill...........    1,918      1,944        --
     Other.............................................      231        218       205
  State income tax provision/(benefit), net of
     benefit/(provision) for federal deduction.........    1,274        882      (364)
  Other................................................       (4)        --        --
                                                         -------   --------   -------
Provision/(benefit) before "net of tax" items..........   13,105      8,800    (3,662)
  Tax benefit from discontinued operations.............      (64)       (47)     (626)
  Tax benefit from accounting change...................       --         --      (124)
                                                         -------   --------   -------
                                                         $13,041   $  8,753   $(4,412)
                                                         =======   ========   =======

     Deferred income taxes result from temporary differences in the recognition of income and expenses for financial reporting purposes and for tax purposes. The tax effects of these temporary differences, representing deferred tax assets and liabilities, result principally from the following (in thousands):

                                                                 DECEMBER 31,
                                                              ------------------
                                                                2001      2002
                                                              --------   -------
Deferred income tax assets:
  Reserves and accrued expenses.............................  $  4,147   $ 3,643
Deferred income tax liabilities:
  Property and equipment and intangibles....................    (1,172)     (981)
  Revenue recognition.......................................    (9,019)   (8,852)
                                                              --------   -------
     Total deferred income tax liabilities..................   (10,191)   (9,833)
                                                              --------   -------
     Net deferred income tax liabilities....................  $ (6,044)  $(6,190)
                                                              ========   =======

     The net deferred tax assets and liabilities are comprised of the following (in thousands):

                                                                 DECEMBER 31,
                                                              ------------------
                                                                2001      2002
                                                              --------   -------
Deferred tax assets:
  Current...................................................  $  4,147   $ 3,643
Deferred tax liabilities:
  Current...................................................    (9,019)   (8,852)
  Long-term.................................................    (1,172)     (981)
                                                              --------   -------
     Total deferred income tax liabilities..................   (10,191)   (9,833)
                                                              --------   -------
     Net deferred income tax liabilities....................  $ (6,044)  $(6,190)
                                                              ========   =======

             AMERICAN PLUMBING & MECHANICAL, INC. AND SUBSIDIARIES

9.  STOCKHOLDERS' EQUITY

  COMMON STOCK

     At December 31, 2002, AMPAM's $.01 par value common stock was not traded on a public market. It is held by private investors, management, founders and relatives of founders, employees, and directors. Of these common shares, 100,000,000 shares are authorized and 13,211,383 shares are issued and outstanding.

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

  CLASS B COMMON STOCK

     In connection with the organization and initial capitalization of AMPAM, the Company issued 2,092,401 shares of Class B common stock at $.01 par value. AMPAM subsequently issued 331,116 additional shares of Class B common stock to certain management of AMPAM and other individuals. The shares of Class B common stock have rights similar to shares of common stock, except the Class B shares are entitled to elect one member of the board of directors, are entitled to one-fourth of one vote for each share held on all other matters, and are subordinate in liquidation to all other classes of stock.

     Each share of Class B common stock will automatically convert to common stock (as adjusted proportionately to give effect to any stock dividends, combinations, splits or other similar events with respect to the common stock) on a share-for-share basis in the event AMPAM consummates any of the following events: (i) an initial public offering of common stock; (ii) any sale of all or substantially all of the Company's assets in one transaction or a series of related transactions; (iii) any merger or consolidation that involves AMPAM in which AMPAM is not the surviving entity; or, (iv) any transaction after which the common stock and common stock equivalents held by persons other than the holders of common stock as of April 1, 1999 constitutes 50% or more of the common stock outstanding as of the date of the consummation of such transaction. Since April 1, 2002, AMPAM has had the option to redeem all outstanding shares of Class B common stock for $.01 a share but has decided not to do so at this time.

  SERIES A REDEEMABLE PREFERRED STOCK

     At December 31, 2002, 524,410 shares of preferred stock were outstanding. The holders of the preferred stock are entitled to receive dividends at an annual rate of 10% based on the liquidation value (as defined below). The dividends are payable in cash semiannually in arrears. The dividend payment dates are June 30 and December 31. The holders of the preferred stock are also entitled to receive additional dividends on an equal share-for-share basis with the common stock to the extent that the Company has paid cumulative dividends on a base amount of $13.00 per share of common stock, as proportionately adjusted for any stock dividends, combinations, splits or other similar events with respect to such shares. However, the right of the holders of the preferred stock to receive this preferential dividend will extinguish 40 days after the 25th day following the date of the final prospectus related to an initial public offering of the Company's common stock. After, such time, the holders will be entitled to share equally, on a per share basis, in any dividends of the Company with the holders of common stock. The preferred stock is senior to all other classes of the Company's capital stock (including the common stock) in right of liquidation, dividends and distributions.

             AMERICAN PLUMBING & MECHANICAL, INC. AND SUBSIDIARIES

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

     On April 1, 2002, the remaining holders of the preferred stock exercised their right to "put" their shares to the Company to redeem the preferred stock. In accordance with the revised bank covenants, dividends on the preferred stock have not been declared or paid since June 30, 2002. At December 31, 2002 dividends in arrears approximated $0.3 million. (See note 13.)

10.  STOCK-BASED COMPENSATION

     In February 1999, the Company's board of directors and stockholders approved the Company's 1999 Stock Plan, or the "stock plan," which provides for the granting or awarding of incentive or nonqualified stock options, stock appreciation rights, restricted or phantom stock, and other incentive awards to directors, officers, key employees and consultants of the Company. The number of shares authorized and reserved for issuance under the stock plan is the greater of 3.7 million shares or 15% of the aggregate number of shares of common stock outstanding. The terms of the option awards will be established by the Compensation Committee of the Company's Board of Directors. All options vest at the rate of 20 percent per year, commencing on the first anniversary of the grant date and will expire at the earliest of ten years from the date of grant, three months following termination of employment other than due to death or disability, or one year following termination of employment due to death or disability.

     For the options granted at $7.00 per share, compensation expense is being recognized for the excess of the fair market value of the stock over the grant price (compensation expense of $0.50 per share), in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"): Accounting for Stock Issued to Employees. Approximately $0.3 million, $0.2 million and $0.1 million was recognized as compensation expense for the years ended December 31, 2000, 2001 and 2002 respectively. Approximately $0.2 million and $0.1 million of unamortized deferred compensation expense existed at December 31, 2001 and 2002, respectively.

     The Company uses the Black-Scholes pricing model to measure the pro-forma compensation expense attributable to stock options granted to employees, based on the following assumptions:

                                                         2000       2001       2002
                                                        -------   ---------   -------
Risk-free interest rate...............................    5.03%   3.9%-4.9%      4.9%
Expected dividend yield...............................      --%         --%       --%
Expected lives........................................  5 Years     5 Years   5 Years
Volatility............................................      --%         --%       --%

     The weighted average fair value of the options granted in 2000, 2001 and 2002 was $2.20, $2.21, and $2.07 respectively. The Company has elected to follow the disclosure only requirements of SFAS 148 and thus

             AMERICAN PLUMBING & MECHANICAL, INC. AND SUBSIDIARIES will not record compensation expense for option issuances. Therefore, in accordance with SFAS 148, the Company must disclose the proforma amounts as if compensation expense had been recorded for all option issuances consistent with SFAS 148. The Company's net income (loss) would have been reduced to the pro forma amounts indicated below (in thousands):

                                                           YEAR ENDED DECEMBER 31,
                                                         ----------------------------
                                                          2000      2001       2002
                                                         -------   -------   --------
Net income (loss) as reported..........................  $14,472   $ 7,569   $(54,698)
  Compensation expense associated with expensing
     options at fair value.............................   (1,238)   (1,011)      (816)
                                                         -------   -------   --------
Pro forma net income (loss)............................  $13,234   $ 6,558   $(55,514)
                                                         =======   =======   ========

     The following table summarizes activity under the Company's stock option plan:

                                                                        WEIGHTED AVERAGE
                                                             SHARES      EXERCISE PRICE
                                                            ---------   ----------------
Balance, December 31, 1999................................  1,913,759        $ 7.16
  Granted (exercise price of $10.00)......................    294,690         10.00
  Forfeited (exercise price of $7.00).....................    (69,426)        10.00
  Exercised (exercise price of $7.00).....................        (74)         7.00
                                                            ---------
Balance, December 31, 2000................................  2,138,949          7.20
  Granted (exercise price of $10.20)......................    437,350         10.20
  Forfeited (exercise prices of $7, $9, $10 and $10.20)...   (231,793)         7.62
                                                            ---------
Balance, December 31, 2001................................  2,344,506          7.72
  Granted (exercise price of $9.57).......................    650,917          9.57
  Forfeited (exercise prices of $7, $9, $10, $10.20 and
     $9.57)...............................................   (765,007)         8.24
                                                            ---------
Balance, December 31, 2002................................  2,230,416          8.40
                                                            =========
Exercisable, December 31, 2002............................    904,065        $ 7.73

     As of December 31, 2002, approximately 1.5 million options for common stock are available for grant under the Company's stock option plan.

     The Company has reserved 108,928 shares of its common stock for issuance to certain current and former employees pursuant to the Founding Companies acquisition agreements.

11.  EMPLOYEE BENEFIT PLANS

     Prior to July 1, 2000, some of the Acquired Companies had 401(k) and defined contribution profit-sharing plans in place. These plans had varied contribution rates and vesting schedules. On July 1, 2000, AMPAM combined the assets of the various plans into a unified AMPAM 401(k) plan. The Company matches employee contributions to the 401(k) plan at varying rates. Company contributions to the various plans in 2000 were $2.1 million. Contributions to the AMPAM 401(k) plan in 2001 and 2002 were $2.1 million and $2.2 million, respectively.

12.  ACQUISITIONS

     The Company has accounted for all of its acquisitions using the purchase method of accounting. The assets acquired and liabilities assumed were recorded at fair value. The excess of the purchase price over the

             AMERICAN PLUMBING & MECHANICAL, INC. AND SUBSIDIARIES fair value of the net assets acquired was recorded as goodwill. The results of operations of the acquired companies were included in the accompanying financial statements from the date of acquisition.

     In 2000 and 2001, the Company paid certain former owners of the acquired companies the remaining amounts due under earnout provisions of the acquisition agreements. No additional payments of this type are due.

     On March 1, 2000, the Company acquired the stock of Lindy Dennis Industries and related affiliates (collectively "LDI," renamed "AMPAM LDI"), headquartered in Corona, California. The consideration paid by the Company for AMPAM LDI consisted of 1,346,154 shares of the Company's common stock and approximately $12.0 million in cash. The cash portion of the consideration was funded through borrowings under the Company's existing Credit Facility.

13.  COMMITMENTS AND CONTINGENCIES

  LEGAL PROCEEDINGS

     In October 2001, AMPAM and its operating subsidiary AMPAM Christianson, L.P. filed suit against two former stockholders of Christianson Enterprises who were holders of approximately one-half of AMPAM's Series A Redeemable Preferred Stock ("preferred stock") alleging, among other things, breaches of certain provisions of the underlying acquisition agreement pursuant to which AMPAM purchased Christianson Enterprises n/k/a AMPAM Christianson. In February 2002, the defendants filed a counterclaim alleging, among other things, anticipatory breach of the acquisition agreement. On April 1, 2002, the parties finalized a settlement agreement and general release pursuant to which the defendants and related parties tendered all of their preferred stock and AMPAM paid the defendants and related parties $3.1 million. Upon transfer of consideration, AMPAM retired the preferred stock and realized an increase in Additional Paid in Capital of $3.8 million representing the liquidation value of the preferred stock received net of the proceeds attributable to the preferred stock and costs incurred to facilitate the settlement. As of April 1, 2002, the defendants and their related parties held 524,410 shares of preferred stock with a liquidation value of $6.8 million and were due approximately $0.5 million for outstanding but undeclared dividends, all of which were included in the settlement. The parties have no further duties, obligations, or liabilities to each other related to the acquisition agreement or preferred stock and have released any and all claims against each other.

     Three remaining holders of preferred stock hold 524,410 combined shares. The remaining preferred stockholders have exercised their right under the terms of the preferred stock designation to require the Company to purchase all of their preferred stock. Restrictions within the terms of the Company's Credit Facility preclude redemption of the preferred stock and the payment of further dividends. Because the preferred stock has been put to AMPAM, the liquidation value of these shares has been classified as "Other long-term liabilities" on the balance sheet as of December 31, 2002. On or about January 22, 2003, the remaining preferred stockholders initiated a binding arbitration proceeding against the Company seeking, among other things, specific performance by the Company to purchase all of their preferred stock. The Company intends to defend the arbitration vigorously but can make no representation as to the outcome of the arbitration.

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

             AMERICAN PLUMBING & MECHANICAL, INC. AND SUBSIDIARIES

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

     The Company is also involved in other disputes or legal actions arising in the ordinary course of business. Management does not believe the outcome of such "ordinary course" legal actions will have a material adverse effect on the Company's financial position or results of operations.

  INSURANCE

     On January 1, 2000, the Company became self insured for health care, workers' compensation, and general, property and auto liability up to predetermined amounts above which third party insurance applies. As of December 31, 2002, the Company has fully accrued for the expected costs under the self insured programs. These accruals are based on industry development factors that may change based upon AMPAM's actual claim experience. The Company is insured through third party insurance for other types of exposures including an umbrella policy up to specific limits. (See note 3.)

14.  MAJOR CUSTOMERS AND RISK CONCENTRATION

     For the years ended December 31, 2000, 2001 and 2002, no customer exceeded 10% of total revenue for AMPAM. For the year ended 2002, no customer exceeded 10% of the revenue for the multifamily segment. Although AMPAM's single family residential and commercial segment each have a diverse customer base, the largest single family customers combined accounted for approximately 13% of revenue for the single family segment and the two largest commercial segment customers accounted for approximately 29% of the 2002 revenue for the commercial segment. AMPAM does not believe the loss of any one of these customers would have a material adverse effect on the Company as a whole as revenue from these particular customers accounted for 12% of the Company's consolidated revenue in 2002 with the largest individual customer accounting for 7% of consolidated revenue.

     For the year ended 2001, no single family or multifamily residential customer exceeded 10% of the single family or multifamily residential revenue. However, for the commercial segment, one customer accounted for 14% of revenue for this segment. Although the loss of this one particular customer would negatively impact the earnings of the commercial segment, AMPAM does not believe the loss of this customer would have a material adverse effect on the Company, taken as a whole, as revenue from this particular customer accounted for less than 3% of the Company's total revenue. For the year ended 2000, no customer exceeded 10% of the revenue for any individual segment.

     In general, the Company performs its services under contract terms that entitle it to progress payments and is typically, by law, granted a lien interest on the work until paid. The Company is exposed to potential

             AMERICAN PLUMBING & MECHANICAL, INC. AND SUBSIDIARIES credit risk related to changes in business and economic factors. However, management believes that its contract acceptance, and billing and collection policies are adequate to minimize the potential credit risk.

     The Company's customers are primarily in the construction industry. Accordingly, the Company is exposed to risks of fluctuations in construction in the areas in which it operates.

15.  DISCONTINUED OPERATIONS

     In August 2002, management decided to discontinue the single family operations in southern Virginia. Following the standards set by SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS 144"), the Company did not expense the estimated future costs of the discontinued operation at the time the decision was made. Under SFAS 144, the costs are recorded in the statement of income under operations until the impaired asset has been either completely disposed of or abandoned and all costs associated with it have been recorded. At December 31, 2002, the discontinued southern Virginia business unit ceased to operate. Accordingly, the results of this operation were reflected as a loss on discontinued operations, net of tax benefit in the statement of income for the year ended December 31, 2002, and retroactively for the years ended December 31, 2001 and 2000.

     The results of the discontinued operations were as follows:

                                                             YEAR ENDED DECEMBER 31,
                                                            -------------------------
                                                             2000     2001     2002
                                                            ------   ------   -------
Revenue...................................................  $5,661   $6,973   $ 2,992
Cost of revenue (includes depreciation)...................   5,145    6,567     3,714
                                                            ------   ------   -------
  Gross profit (loss).....................................     516      406      (722)
Selling, general and administrative expenses..............     680      527       880
                                                            ------   ------   -------
  Loss from operations....................................    (164)    (121)   (1,602)
Other expense, net........................................      --       --        (3)
                                                            ------   ------   -------
  Loss before benefit from income taxes...................    (164)    (121)   (1,605)
Benefit from income taxes.................................     (64)     (47)     (626)
                                                            ------   ------   -------
  Net loss................................................  $ (100)  $  (74)  $  (979)
                                                            ======   ======   =======

     The discontinued operations were abandoned except for a fixed asset of $0.2 million related to leasehold improvements of the leased facility. This amount is included in the consolidated balance sheet at December 31, 2002. The leased facility is for sale by the owner who, upon sale of the facility, has verbally agreed to reimburse the Company for the amount of the leasehold improvements.

16.  SHUTDOWN OPERATIONS

     Also in August 2002, management decided to shut down the Company's commercial operations in Sacramento, CA and Pensacola, FL. For the year ended December 31, 2002, these operations have collectively lost $21.5 million on a pretax basis. During 2003, management expects to incur an additional $2.5 million to $3.5 million pretax loss related to the shut down of these operations. The major portion of these losses relate to our commercial operations in Sacramento, CA. This operation expanded rapidly in late 2001 and early 2002 growing from approximately 150 employees at September 30, 2001 to approximately 450 employees at June 30, 2002. The loss at the shutdown locations resulted from underbidding jobs, unfavorable changes in job estimates, and poor field performance. Management expects the shutdown locations' operations to be virtually completed by June 30, 2003. Loss reserves of $3.3 million have been recorded at December 31, 2002 to reflect expected costs in excess of contract revenue at our AMPAM Commercial Northwest and

             AMERICAN PLUMBING & MECHANICAL, INC. AND SUBSIDIARIES

AMPAM Commercial Southeast locations. This amount is included in "Accounts payable and accrued expenses" on the balance sheet. During 2003, management expects the shutdown operations to incur an additional $2.5 million to $3.5 million pretax loss related to the shutdown of these operations. As of December 31, 2002, there are 20 active jobs as compared to 91 active jobs at June 30, 2002. The loss at the shutdown locations resulted from underbidding jobs, unfavorable changes in job estimates and poor field performance.

17.  OPERATING SEGMENTS

     The Company modified its internal organizational structure during the fourth quarter of 2001 and divided its business into the three reporting segments: single family residential, multifamily residential and commercial. The Company's reportable segments offer the same products and services to distinct customer groups. They are managed separately because each business requires different operating and marketing strategies. During 2002, AMPAM derived approximately 54%, 28% and 18% of its revenue from single family residential, multifamily residential and commercial customers. These three reporting segments all operate domestically, with no intersegment or foreign sales. The residential segments share the same growth strategies and provide plumbing and HVAC services; however, these different segments provide services to different customers and have different competitors. The commercial segment is focused on obtaining plumbing and mechanical contracts with higher margins.

     AMPAM provides plumbing, HVAC and maintenance and repair services to single family and multifamily residential customers. The single family residential market includes housing projects, small condominium projects, and town house development. The multifamily residential market includes large condominiums and apartment projects. AMPAM provides plumbing, HVAC, maintenance and repair, and mechanical contracting services to commercial customers. The commercial market includes retail establishments, office buildings, hotels, manufacturing plants and other industrial complexes and public and private institutional buildings including schools, hospitals, dormitories, stadiums, airports and prisons.

     The financial information presented for each segment does not allocate corporate overhead costs. Corporate expenses in the years presented included costs related to executive and operations management, sales and marketing, accounting and administrative support. Corporate assets primarily include cash, deferred tax assets, debt issuance costs, intangible assets (other than goodwill), fixed assets related to the Company's corporate office and non-trade accounts receivables. The Company measures performance of the segments based on income from operations. The goodwill associated with each segment is reflected in total assets for the segment.

             AMERICAN PLUMBING & MECHANICAL, INC. AND SUBSIDIARIES

     Segment information for the years ended December 31, 2000, 2001 and 2002 is as follows (in thousands):

                                  SINGLE
                                  FAMILY    MULTIFAMILY   COMMERCIAL   CORPORATE    TOTAL
                                 --------   -----------   ----------   ---------   --------
2002
Revenue........................  $312,686    $159,103      $103,018     $    42    $574,849
Gross profit (loss)............    50,176      29,993        (9,097)       (946)     70,126
Income (loss) from
  operations...................    20,005      16,085       (32,441)     (9,091)     (5,442)

Total assets...................   106,686     107,334        35,043      16,559     265,622
Capital spending...............     1,406       1,237           606         499       3,748
Depreciation expense...........     2,615         957         1,451         227       5,250

2001
Revenue........................  $311,390    $175,689      $112,173     $    --    $599,252
Gross profit (loss)............    56,376      34,305         9,705        (348)    100,038
Income (loss) from
  operations...................    28,021      18,687           221     (13,118)     33,811

Total assets...................   110,698     111,058        87,000      14,143     322,899
Capital spending...............     4,276       1,194         2,095       1,660       9,225
Depreciation expense...........     2,750       1,077         1,718          98       5,643

2000
Revenue........................  $281,589    $146,867      $123,770     $    --    $552,226
Gross profit...................    49,865      35,011        13,066          --      97,942
Income (loss) from
  operations...................    28,194      21,604         3,676      (6,863)     46,611

Total assets...................   112,905     107,299        87,783      10,479     318,466
Capital spending...............     3,398       2,847         1,612          24       7,881
Depreciation expense...........     2,710         771         1,603          62       5,146

18.  QUARTERLY INFORMATION (UNAUDITED)

     Quarterly financial information for the years ended December 31, 2002 and 2001 is summarized as follows (in thousands):

                                                      FOR THE QUARTER ENDED,
                                         ------------------------------------------------
                                         MARCH 31   JUNE 30    SEPTEMBER 30   DECEMBER 31
                                         --------   --------   ------------   -----------
2002
Revenue................................  $140,180   $147,579     $147,621      $139,469
Gross profit...........................    21,015     16,562       16,574        15,975
Income (loss) from operations..........     5,180       (802)       1,778       (11,598)
Net income (loss)......................   (34,126)    (3,559)      (2,110)      (14,903)

2001
Revenue................................  $141,824   $159,006     $155,884      $142,538
Gross profit...........................    22,388     28,060       26,218        23,372
Income from operations.................     6,826     11,930        9,159         5,896
Net income.............................       802      3,972        2,205           590

     The plumbing and mechanical contracting services industry is influenced by seasonal factors, which generally result in lower activity during winter months than in other periods. As a result, AMPAM expects that its revenue and profits will generally be lower in the first and fourth quarters of each fiscal year, and higher in the second and third quarters.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS OF MANAGEMENT

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by these items is hereby incorporated by reference to the Company's definitive proxy statement which will be filed with the Commission within 120 days of December 31, 2002.

ITEM 14. CONTROLS AND PROCEDURES

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

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)Financial Statements and Supplementary Data, Financial Statement Schedules and Exhibits

     None

     (b) Reports on Form 8-K

     None

     (c) Exhibits

EXHIBIT
  NO.                                    DESCRIPTION
--------                                 -----------
   3.1     --    Amended and Restated Certificate of Incorporation.
                 (Incorporated by reference to Exhibit 3.1 to the
                 Registration Statement on Form S-4 (File No. 333-81139) of
                 the Company)
   3.2     --    Amended and Restated Bylaws. (Incorporated by reference to
                 Exhibit 3.2 to the Registration Statement on Form S-4 (File
                 No. 333-81139) of the Company)
   3.3     --    Certificate of Designations of 10% Cumulative Redeemable
                 Convertible Preferred Stock, Series A. (Incorporated by
                 reference to Exhibit 3.3 to the Registration Statement on
                 Form S-4 (File No. 333-81139) of the Company)
   4.1     --    Indenture, dated May 19, 1999, by and among American
                 Plumbing & Mechanical, Inc. and the subsidiaries named
                 therein and State Street Bank and Trust Company covering to
                 $125,000,000 11 5/8% Senior Subordinated Notes due 2008.
                 (Incorporated by reference to Exhibit 4.1 to the
                 Registration Statement on Form S-4 (File No. 333-81139) of
                 the Company)
   4.2     --    Form of American Plumbing & Mechanical, Inc. 11 5/8% Senior
                 Subordinated Note due 2008. (Incorporated by reference to
                 Exhibit 4.3 to the Registration Statement on Form S-4 (File
                 No. 333-81139) of the Company)
  10.1     --    Form of Officer and Director Indemnification Agreement.
                 (Incorporated by reference to Exhibit 10.1 to the
                 Registration Statement on Form S-4 (File No. 333-81139) of
                 the Company)
  10.2     --    American Plumbing & Mechanical, Inc. 1999 Stock Plan.
                 (Incorporated by reference to Exhibit 10.2 to the
                 Registration Statement on Form S-4 (File No. 333-81139) of
                 the Company)
  10.3     --    $95.0 million Senior Secured Credit Facility Agreement dated
                 March 31, 2001 among American Plumbing & Mechanical, Inc.,
                 Bank One, NA and the other lenders party thereto.
  10.4     --    Transfer Restriction and Expense Reimbursement Agreement.
                 (Incorporated by reference to Exhibit 10.4 to the
                 Registration Statement on Form S-4 (File No. 333-81139) of
                 the Company)
  10.5     --    Employment Agreement between the Company and Robert
                 Christianson. (Incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-4 (File No. 333-81139)
                 of the Company)
  10.7     --    Employment Agreement between the Company and David Baggett.
                 (Incorporated by reference to Exhibit 10.17 to the
                 Registration Statement on Form S-4 (File No. 333-81139) of
                 the Company)
  10.8     --    Employment Agreement between the Company, Croson Florida and
                 James Croson. (Incorporated by reference to Exhibit 10.19 to the Registration Statement on Form S-4 (File No. 333-81139)
                 of the Company)
  10.10    --    Employment Agreement between the Company and Lloyd C. Smith.
  10.11    --    Employment Agreement between the Company, Atlas and Stephen
                 F. Turner.
  10.12    --    Employment Agreement between the Company, Parks and Charles
                 E. Parks III.
  10.13    --    First Supplemental Indenture between the Company, Parks
                 Mechanical Construction Corporation, a Delaware corporation,
                 Atlas Plumbing & Mechanical, LLC, a Delaware limited
                 liability company and State Street Bank and Trust Company, as Trustee, dated October 14, 1999. (Incorporated by
                 reference to Exhibit 10.24 to the Registration Statement on
                 Form S-4 (File No. 333-81139) of the Company)

EXHIBIT
  NO.                                    DESCRIPTION
--------                                 -----------
  10.14    --    Agreement and Amendment to $95.0 million Senior Secured
                 Credit Facility Agreement dated March 20, 2002 among
                 American Plumbing & Mechanical, Inc., Bank One, NA and the
                 other lenders party thereto.
  10.15    --    Agreement and Second Amendment to $95.0 million Senior
                 Secured Credit Facility Agreement dated August 12, 2002
                 among American Plumbing & Mechanical, Inc., Bank One, NA and the other lenders party thereto. (American Plumbing &
                 Mechanical, Inc. Form 10-Q (June 30, 2002) SEC File No.
                 333-81139, Exhibit 10.15).
 *10.16    --    Agreement and Third Amendment to $95.0 million Senior
                 Secured Credit Facility Agreement dated March 28, 2003 among
                 American Plumbing & Mechanical, Inc., Bank One, NA and the
                 other lenders party thereto.
 *99.1     --    Certification of Robert A. Christianson pursuant to 18
                 U.S.C. sec. 1350 as adopted pursuant to Section 906 of the
                 Sarbanes-Oxley Act of 2002.
 *99.2     --    Certification of David C. Baggett pursuant to 18 U.S.C.
                 sec. 1350 as adopted pursuant to Section 906 of the
                 Sarbanes-Oxley Act of 2002.
 *21.1     --    List of Subsidiaries.
 *24.1     --    Power of Attorney.

---------------

* Filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          AMERICAN PLUMBING & MECHANICAL, INC.

                                          By:  /s/ ROBERT A. CHRISTIANSON*
                                            ------------------------------------
                                                  Robert A. Christianson,
                                             Chairman of the Board of Directors
                                                and Chief Executive Officer

Date: March 31, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities indicated on March 28, 2003.

                  SIGNATURE                                         TITLE
                  ---------                                         -----



         /s/ ROBERT A. CHRISTIANSON*            Chairman of the Board of Directors and Chief
---------------------------------------------                 Executive Officer
           Robert A. Christianson




            /s/ DAVID C. BAGGETT                President, Director, Chief Financial Officer
---------------------------------------------           and Chief Accounting Officer
              David C. Baggett




          /s/ ALBERT W. NIEMI, JR.*                               Director
---------------------------------------------
            Albert W. Niemi, Jr.




           /s/ RICHARD M. POLLARD*                                Director
---------------------------------------------
             Richard M. Pollard




            /s/ SUSAN O. RHENEY*                                  Director
---------------------------------------------
               Susan O. Rheney




             /s/ LLOYD C. SMITH*                                  Director
---------------------------------------------
               Lloyd C. Smith




          /s/ CHARLES E. PARKS III*                               Director
---------------------------------------------
            Charles E. Parks III




            /s/ JAMES A. CROSON*                                  Director
---------------------------------------------
               James A. Croson




           /s/ STEPHEN F. TURNER*                                 Director
---------------------------------------------
              Stephen F. Turner




           /s/ MICHAEL E. WORKMAN*                                Director
---------------------------------------------
             Michael E. Workman

      * Pursuant to a Power of Attorney
    ------------------------------------
          Filed with this Form 10-K
              On March 31, 2003

                                 CERTIFICATIONS

I, Robert A. Christianson, certify that:

     1. I have reviewed this annual report on Form 10-K of American Plumbing & Mechanical, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                              /s/ ROBERT A. CHRISTIANSON
                                          --------------------------------------
                                                 Robert A. Christianson,
                                                 Chief Executive Officer
                                              (Principal Executive Officer)

Date: March 31, 2003

I, David C. Baggett, certify that:

     1. I have reviewed this annual report on Form 10-K of American Plumbing & Mechanical, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                 /s/ DAVID C. BAGGETT
                                          --------------------------------------
                                                    David C. Baggett,
                                                 Chief Financial Officer
                                              (Principal Financial Officer)

Date: March 31, 2003

                               INDEX TO EXHIBITS

EXHIBIT
  NO.                                    DESCRIPTION
--------                                 -----------
   3.1     --    Amended and Restated Certificate of Incorporation.
                 (Incorporated by reference to Exhibit 3.1 to the
                 Registration Statement on Form S-4 (File No. 333-81139) of
                 the Company)
   3.2     --    Amended and Restated Bylaws. (Incorporated by reference to
                 Exhibit 3.2 to the Registration Statement on Form S-4 (File
                 No. 333-81139) of the Company)
   3.3     --    Certificate of Designations of 10% Cumulative Redeemable
                 Convertible Preferred Stock, Series A. (Incorporated by
                 reference to Exhibit 3.3 to the Registration Statement on
                 Form S-4 (File No. 333-81139) of the Company)
   4.1     --    Indenture, dated May 19, 1999, by and among American
                 Plumbing & Mechanical, Inc. and the subsidiaries named
                 therein and State Street Bank and Trust Company covering to
                 $125,000,000 11 5/8% Senior Subordinated Notes due 2008.
                 (Incorporated by reference to Exhibit 4.1 to the
                 Registration Statement on Form S-4 (File No. 333-81139) of
                 the Company)
   4.2     --    Form of American Plumbing & Mechanical, Inc. 11 5/8% Senior
                 Subordinated Note due 2008. (Incorporated by reference to
                 Exhibit 4.3 to the Registration Statement on Form S-4 (File
                 No. 333-81139) of the Company)
  10.1     --    Form of Officer and Director Indemnification Agreement.
                 (Incorporated by reference to Exhibit 10.1 to the
                 Registration Statement on Form S-4 (File No. 333-81139) of
                 the Company)
  10.2     --    American Plumbing & Mechanical, Inc. 1999 Stock Plan.
                 (Incorporated by reference to Exhibit 10.2 to the
                 Registration Statement on Form S-4 (File No. 333-81139) of
                 the Company)
  10.3     --    $95.0 million Senior Secured Credit Facility Agreement dated
                 March 31, 2001 among American Plumbing & Mechanical, Inc.,
                 Bank One, NA and the other lenders party thereto.
  10.4     --    Transfer Restriction and Expense Reimbursement Agreement.
                 (Incorporated by reference to Exhibit 10.4 to the
                 Registration Statement on Form S-4 (File No. 333-81139) of
                 the Company)
  10.5     --    Employment Agreement between the Company and Robert
                 Christianson. (Incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-4 (File No. 333-81139)
                 of the Company)
  10.7     --    Employment Agreement between the Company and David Baggett.
                 (Incorporated by reference to Exhibit 10.17 to the
                 Registration Statement on Form S-4 (File No. 333-81139) of
                 the Company)
  10.8     --    Employment Agreement between the Company, Croson Florida and
                 James Croson. (Incorporated by reference to Exhibit 10.19 to the Registration Statement on Form S-4 (File No. 333-81139)
                 of the Company)
  10.10    --    Employment Agreement between the Company and Lloyd C. Smith.
  10.11    --    Employment Agreement between the Company, Atlas and Stephen
                 F. Turner.
  10.12    --    Employment Agreement between the Company, Parks and Charles
                 E. Parks III.
  10.13    --    First Supplemental Indenture between the Company, Parks
                 Mechanical Construction Corporation, a Delaware corporation,
                 Atlas Plumbing & Mechanical, LLC, a Delaware limited
                 liability company and State Street Bank and Trust Company, as Trustee, dated October 14, 1999. (Incorporated by
                 reference to Exhibit 10.24 to the Registration Statement on
                 Form S-4 (File No. 333-81139) of the Company)
  10.14    --    Agreement and Amendment to $95.0 million Senior Secured
                 Credit Facility Agreement dated March 20, 2002 among
                 American Plumbing & Mechanical, Inc., Bank One, NA and the
                 other lenders party thereto.
  10.15    --    Agreement and Second Amendment to $95.0 million Senior
                 Secured Credit Facility Agreement dated August 12, 2002
                 among American Plumbing & Mechanical, Inc., Bank One, NA and the other lenders party thereto. (American Plumbing &
                 Mechanical, Inc. Form 10-Q (June 30, 2002) SEC File No.
                 333-81139, Exhibit 10.15).
 *10.16    --    Agreement and Third Amendment to $95.0 million Senior
                 Secured Credit Facility Agreement dated March 28, 2003 among
                 American Plumbing & Mechanical, Inc., Bank One, NA and the
                 other lenders party thereto.
 *99.1     --    Certification of Robert A. Christianson pursuant to 18
                 U.S.C. sec. 1350 as adopted pursuant to Section 906 of the
                 Sarbanes-Oxley Act of 2002.

EXHIBIT
  NO.                                    DESCRIPTION
--------                                 -----------
 *99.2     --    Certification of David C. Baggett pursuant to 18 U.S.C.
                 sec. 1350 as adopted pursuant to Section 906 of the
                 Sarbanes-Oxley Act of 2002.
 *21.1     --    List of Subsidiaries.
 *24.1     --    Power of Attorney.

---------------

* Filed herewith.