Form 10-Q
period 2003-03-31
AMERICAN PLUMBING & MECHANICAL INC
filed 2003-05-15
CIK 1072258

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

                      For the quarter ended March 31, 2003

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

         As of May 15, 2003, there were outstanding 13,211,383 shares of common stock and 331,116 shares of Class B common stock of the Registrant.

================================================================================

              AMERICAN PLUMBING & MECHANICAL, INC. AND SUBSIDIARIES

                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2003

                                TABLE OF CONTENTS


Part I - Financial Information..................................................................................2
   ITEM 1.  Financial Statements................................................................................2
   ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..............13
   ITEM 3.  Quantitative and Qualitative Disclosures About Market Risks........................................20
   ITEM 4.  Controls and Procedures............................................................................20
Part II - Other Information....................................................................................22
   ITEM 1. - Legal Proceedings.................................................................................22
   ITEM 2. - Changes in Securities and Use of Proceeds.........................................................23
   ITEM 3. - Defaults Upon Senior Securities...................................................................23
   ITEM 4. - Submission of Matters to a Vote of Security Holders...............................................23
   ITEM 5. - Other Information.................................................................................23
   ITEM 6. - Exhibits and Reports on Form 8-K..................................................................23
SIGNATURES.....................................................................................................24

                         PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

              AMERICAN PLUMBING & MECHANICAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                        (In Thousands, Except Share Data)

                                                                                 December 31,      March 31,
                                                                                     2002             2003
                                                                                 -------------    -------------
                                       ASSETS                                                      (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                                     $       2,654    $       5,622
   Accounts receivable, net of allowance for doubtful accounts of $3,414 and
    $3,404, respectively                                                                92,467           95,444
   Inventories                                                                          13,311           13,961

   Costs and estimated earnings in excess of billings on uncompleted contracts          20,486           21,704

   Prepaid expenses and other current assets                                             7,604            9,103
                                                                                 -------------    -------------

           Total current assets                                                        136,522          145,834

PROPERTY AND EQUIPMENT, net                                                             17,684           16,791
GOODWILL, net                                                                          107,222          107,222

OTHER NONCURRENT ASSETS                                                                  4,194            4,683
                                                                                 -------------    -------------

           Total assets                                                          $     265,622    $     274,530
                                                                                 =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                         $      63,226    $      60,183

   Billings in excess of costs and estimated earnings on uncompleted contracts          22,123           21,678

   Current maturities of long-term debt                                                    113           72,613
                                                                                 -------------    -------------

           Total current liabilities                                                    85,462          154,474
LONG-TERM LIABILITIES:
   Long-term debt                                                                      154,596           94,617
   Other long-term liabilities                                                           7,798            8,188
                                                                                 -------------    -------------

           Total liabilities                                                           247,856          257,279

COMMITMENTS AND CONTINGENCIES (Note 7)
STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value, 100,000,000 shares authorized, 13,211,383
      shares issued and outstanding                                                        132              132
   Class B common stock, $.01 par value, 5,000,000 shares authorized,
      331,116 shares issued and outstanding                                                  3                3
   Additional paid-in capital                                                           44,903           44,756
   Retained deficit                                                                    (27,272)         (27,640)
                                                                                 -------------    -------------

           Total stockholders' equity                                                   17,766           17,251
                                                                                 -------------    -------------

           Total liabilities and stockholders' equity                            $     265,622    $     274,530
                                                                                 =============    =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

              AMERICAN PLUMBING & MECHANICAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (In Thousands)
                                   (Unaudited)

                                                                                   Three Months Ended
                                                                                        March 31,
                                                                              ------------------------------
                                                                                  2002             2003
                                                                              -------------    -------------
REVENUE                                                                       $     140,180    $     138,196

COST OF REVENUE (including depreciation)                                            119,165          118,329
                                                                              -------------    -------------

           Gross profit                                                              21,015           19,867

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                         15,836           16,148
                                                                              -------------    -------------

           Income from operations                                                     5,179            3,719

OTHER INCOME (EXPENSE):
   Interest expense                                                                  (4,124)          (4,334)

   Other                                                                                150               79
                                                                              -------------    -------------

           Other expense, net                                                        (3,974)          (4,255)
                                                                              -------------    -------------

INCOME/(LOSS) BEFORE PROVISION FOR INCOME TAXES,
   DISCONTINUED OPERATIONS and ACCOUNTING CHANGE                                      1,205             (536)


PROVISION FOR/(BENEFIT FROM) INCOME TAXES                                               550             (168)
                                                                              -------------    -------------

INCOME/(LOSS) BEFORE DISCONTINUED OPERATIONS and ACCOUNTING CHANGE                      655             (368)

LOSS ON DISCONTINUED OPERATIONS, net of tax benefit                                    (154)              --

ACCOUNTING CHANGE, net of tax                                                       (34,627)              --
                                                                              -------------    -------------

NET LOSS                                                                            (34,126)            (368)


PREFERRED DIVIDENDS                                                                     341              170
                                                                              -------------    -------------

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS                                    $     (34,467)   $        (538)
                                                                              =============    =============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

              AMERICAN PLUMBING & MECHANICAL, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In Thousands)
                                   (Unaudited)

                                                                                                  Three Months Ended
                                                                                                       March 31,
                                                                                             ------------------------------
                                                                                                 2002             2003
                                                                                             -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                                  $     (34,126)   $        (368)
   Adjustments to reconcile net income to net cash provided by operating activities-
        Cumulative effect of an accounting change                                                   34,751               --
        Depreciation                                                                                 1,394            1,128
        Amortization of deferred compensation expense                                                   39               23
        Gain on disposal of property and equipment                                                     (23)             (27)
        Deferred income taxes                                                                          (43)           1,177
        Increase (decrease) in cash flows from:
           Accounts receivable, net                                                                 (4,304)          (2,977)
           Inventories                                                                               1,102             (650)

           Costs and estimated earnings in excess of billings on uncompleted contracts              (1,383)          (1,218)
           Prepaid expenses and other current assets                                                   417           (1,427)
           Accounts payable and accrued expenses                                                    (7,923)          (4,282)

           Billings in excess of costs and estimated earnings on uncompleted contracts               2,583             (445)

           Other                                                                                        54             (225)
                                                                                             -------------    -------------

   Net cash used in operating activities                                                            (7,462)          (9,291)
                                                                                             -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions of property and equipment                                                              (1,017)            (303)

   Proceeds from sale of property and equipment                                                         96               95
                                                                                             -------------    -------------

   Net cash used in investing activities                                                              (921)            (208)
                                                                                             -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings on bank credit facility                                                            9,500           12,500
   Payments of long-term debt                                                                          (70)             (33)

   Payments of preferred dividends                                                                    (341)              --
                                                                                             -------------    -------------


   Net cash provided by financing activities                                                         9,089           12,467
                                                                                             -------------    -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                              706            2,968

CASH AND CASH EQUIVALENTS, beginning of period                                                       1,666            2,654
                                                                                             -------------    -------------

CASH AND CASH EQUIVALENTS, end of period                                                     $       2,372    $       5,622
                                                                                             =============    =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for-
      Interest                                                                               $         920    $       1,018
      Income taxes                                                                                   3,359               49

              The accompanying notes are an integral part of these
                       consolidated financial statements.

              AMERICAN PLUMBING & MECHANICAL, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


1. ORGANIZATION AND BASIS OF PRESENTATION

         American Plumbing & Mechanical, Inc. and subsidiaries ("AMPAM" or the "Company"), is the largest company in the United States focused primarily on the residential plumbing contracting services industry. The Company also provides heating, ventilation and air conditioning ("HVAC") and mechanical contracting services. AMPAM provides plumbing, mechanical and HVAC installation services to single family residential, multifamily residential and commercial construction customers.

         These unaudited interim statements should be read in conjunction with the Company's historical consolidated financial statements and related notes included in the Annual Report on Form 10-K as filed with the Securities and Exchange Commission for the year ended December 31, 2002.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         USE OF ESTIMATES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities, disclosures of contingent liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Significant estimates are used to determine the Company's revenue on uncompleted contracts. These estimates also impact the current asset "Costs and estimated earnings in excess of billings on uncompleted contracts" and the current liability "Billings in excess of costs and estimated earnings on uncompleted contracts". See REVENUE RECOGNITION for a further discussion. Estimates of the ultimate liability for losses under self insured insurance programs are also included in the Company's consolidated financial statements. These estimates are developed based on the Company's historical losses and industry standard claims growth factors. Significant estimates are also used for goodwill impairment calculations. See GOODWILL for further discussion. Actual results could differ from those estimates.

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

         GOODWILL

         AMPAM evaluates the carrying value of its goodwill and other intangible assets at least annually. Potential goodwill impairment is assessed using a discounted cash flow methodology. The Company uses estimates to determine future discounted cash flows. Estimates used include, estimates of future cash flows, future short-term and long-term growth rates, and weighted average cost of capital. See note 8 for further discussion.

3. DISCONTINUED OPERATIONS

         In August 2002, management decided to discontinue the single family operations in southern Virginia. Following the standards set by Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS 144"), the Company did not expense the estimated future costs of the discontinued operation at the time the decision was made. Under SFAS 144, the costs are recorded in the statement of income under operations until the impaired asset has been either completely disposed of or abandoned and all costs associated with it have been recorded. In the fourth quarter of 2002, the discontinued southern Virginia business unit ceased to operate. Accordingly, the results of this operation were reflected as a loss on discontinued operations, net of tax benefit in the statement of income.

         The results of the discontinued operation for the presented periods are as follows (in thousands):

                                                             Three months ended March 31,
                                                          ----------------------------------
                                                               2002               2003
                                                          ---------------    ---------------
Revenue                                                   $         1,574    $            --
Cost of revenue (includes depreciation)                             1,581                 --
                                                          ---------------    ---------------
   Gross loss                                                          (7)                --
Selling, general and administrative expenses                          246                 --
                                                          ---------------    ---------------
   Loss from operations                                              (253)                --
Other expense, net                                                     --                 --
                                                          ---------------    ---------------
   Loss before benefit from income taxes                             (253)                --
Benefit from income taxes                                             (99)                --
                                                          ---------------    ---------------
   Net loss                                               $          (154)   $            --
                                                          ===============    ===============

         The discontinued operations were abandoned except for leasehold improvements of $0.2 million related to the leased facility. This amount is included in the consolidated balance sheet at March 31, 2003. The leased facility is for sale by the owner who, upon sale of the facility, has verbally agreed to reimburse the Company for the amount of the leasehold improvements. The Company expects to realize this asset in 2003.

4. SHUTDOWN OPERATIONS

         Also in August 2002, management decided to shut down the commercial operations in Sacramento, CA and Pensacola, FL. For the quarter ended March 31, 2003, these operations collectively incurred operating losses of $1.9 million on a pretax basis. Management expects to incur an additional $1.0 million to $2.0 million pretax loss related to the shut down of these operations. The major portion of these losses relate to the Company's commercial operations in Sacramento, CA.

         Management expects the shutdown locations' operations to be virtually completed by June 30, 2003. Loss reserves of $1.6 million have been recorded at March 31, 2003 to reflect expected costs in excess of contract revenue at our Sacramento, CA and Pensacola, FL commercial operation locations. As of March 31, 2003, there were 19 active jobs as compared to 91 active jobs at June 30, 2002, at these locations.

         The results of these shutdown operations included in income from operations for the presented periods are as follows (in thousands):

                                                                     Three months ended March 31,
                                                                    ------------------------------
                                                                        2002             2003
                                                                    -------------    -------------
Revenue                                                             $      12,622    $       1,087
Cost of revenue (including depreciation)                                   11,859            2,460
                                                                    -------------    -------------
   Gross profit (loss)                                                        763           (1,373)
Selling, general and administrative expenses                                  719              554
                                                                    -------------    -------------
   Income (loss) from operations                                               44           (1,927)

Other expense, net                                                             (7)              --
                                                                    -------------    -------------
   Loss before provision for (benefit from) income taxes                       37           (1,927)
Provision for (benefit from) income taxes                                      14             (752)
                                                                    -------------    -------------
   Net income (loss)                                                $          23    $      (1,175)
                                                                    =============    =============


5. WARRANTY RESERVE

         For certain contracts, the Company warrants labor for one year after completion of a plumbing or air conditioning installation. A reserve for warranty costs is recorded based upon the historical level of warranty claims and management's estimate of future costs.

         The changes in the consolidated warranty liability for the presented periods are as follows:

                                                   Quarter ended March 31,
                                                ----------------------------
                                                    2002            2003
                                                ------------    ------------
Balance at beginning of quarter:                $      2,487    $      2,957
      Warranty costs incurred                         (1,001)         (1,621)
      Warranty expense                                 1,158           1,734
                                                ------------    ------------
Balance at end of quarter:                      $      2,644    $      3,070
                                                ============    ============

6. LONG TERM DEBT

Long-term debt consists of the following (in thousands):

                                       December 31,      March 31,
                                           2002             2003
                                      -------------    -------------
Senior Subordinated Notes             $      93,799    $      93,853
Bank Credit Facility                         60,000           72,500

Capital lease obligations                       910              877
                                      -------------    -------------
   Total Debt                               154,709          167,230

Less - Current maturities                      (113)         (72,613)
                                      -------------    -------------

   Long Term Debt                     $     154,596    $      94,617
                                      =============    =============

         THE BANK CREDIT FACILITY

         The bank credit facility, as amended, (the "Credit Facility") is a senior secured revolving commitment in an aggregate principal amount of $84.0 million. The Credit Facility was used to (a) fund acquisitions, (b) repurchase Senior Subordinated Notes, (c) repurchase Class B common stock (d) redeem preferred stock and (e) provide working capital. The Credit Facility bears interest, at the option of the Company, at the base rate of the arranging bank plus an applicable margin or at LIBOR, plus an applicable margin. The applicable margin is 4.50% above LIBOR or 3.50% above the agent bank's base rate. Interest on base rate loans is payable monthly in arrears and interest on LIBOR loans is payable at the end of each borrowing period. In 2001, the Company amended and restated its Credit Facility to extend the maturity to March 31, 2004. All principal amounts borrowed will be payable in full at maturity. The Credit Facility is secured by (1) the accounts receivable, inventory, equipment and other personal property of the Company, and (2) all of the capital stock owned by AMPAM of its existing or later-formed domestic subsidiaries. The Company is required to make prepayments or commitment reductions on the Credit Facility under certain circumstances. As of March 31, 2003, the average interest rate on the Credit Facility was 5.52%. Because the maturity of the Credit Facility is now one year from the end of the reporting period, the outstanding amount of the Credit Facility has been classified as a component of "Current maturities of long-term debt." As of March 31, 2003, the Company had borrowings under the Credit Facility of $72.5 million and outstanding letters of credit of $7.0 million, leaving $4.5 million in availability under the Credit Facility.

         The Credit Facility requires the Company to maintain compliance with certain specified financial covenants including maximum ratios of funded debt to EBITDA, a minimum fixed charge coverage ratio, a minimum net worth, a capital expenditure covenant, minimum EBITDA and other restrictive covenants. Additionally, the terms of the Credit Facility limit the ability of the Company to incur additional indebtedness, dispose of assets, make acquisitions or other investments, and to make various other payments. On March 28, 2003, an amendment to the Credit Facility was executed which amended certain covenants prospectively. The Company met the amended covenants as of March 31, 2003 and believes that it will continue to meet the amended covenants. As a condition of the amendment, certain fees were paid and the interest rate on the Credit Facility was increased by 0.5%. Additionally, if the Company does not repay its obligation under the Credit Facility by July 31, 2003, an additional 1% fee will be due the banks.

         AMPAM utilizes its cash flow from operations and to the extent available, borrowings under the Credit Facility, to enable the Company to meet its working capital needs, debt service requirements and planned capital expenditures for property and equipment. As of April 30, 2003, the Company had borrowings under the Credit Facility of $76.9 million, outstanding letters of credit of $7.0 million and cash on hand of $6.1 million. As the Company is fully borrowed under the Credit Facility, all future cash flow requirements must be provided by operating activities. If cash flows from operations are insufficient to meet the Company's operating cash requirements, the Company will be forced to seek additional sources of liquidity or take other actions, which may include protection provided by the Federal reorganization statutes.

SENIOR SUBORDINATED NOTES

         On May 19, 1999, the Company completed an offering of $125.0 million of 11 5/8% senior subordinated notes due in 2008 (the "Senior Subordinated Notes"). Subsequently, $30.0 million in face value of the outstanding Senior Subordinated Notes were repurchased and retired. The Senior Subordinated Notes are subordinated to all existing and future senior indebtedness of the Company and are guaranteed by each of the Company's current and future subsidiaries. Separate financial information of the subsidiary guarantors is not presented as the parent company has no independent assets or operations, and the guarantees as to the Senior Subordinated Notes are full and unconditional and joint and several. There are no restrictions on the ability of the parent company to obtain funds from the subsidiary guarantors. The Company has the option to redeem the Senior Subordinated Notes at any time on or after 2004 at specified redemption prices. Additionally, the Company is required under certain circumstances to offer to repurchase the Senior Subordinated Notes at specified redemption prices in the event of a change in control. The terms of the Senior Subordinated Notes limit the ability of the Company to, among other things, incur additional indebtedness, dispose of assets, make acquisitions, make other investments, pay dividends and to make various other payments. The Senior Subordinated Notes are reflected in the accompanying balance sheet net of an original issuance discount of approximately $1.1 million which is being amortized to interest expense over the term of the bonds. The Company makes semi-annual interest payments on the Senior Subordinated Notes of $5.5 million on April 15 and October 15 of each year. The Company made the April 15, 2003 interest payment as scheduled. The Company's Credit Facility and Senior Subordinated Notes contain cross default provisions.

7. COMMITMENTS AND CONTINGENCIES

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

         Three remaining holders of preferred stock hold 524,410 combined shares. The remaining preferred stockholders have exercised their right under the terms of the preferred stock designation to require the Company to purchase all of their preferred stock. Restrictions within the terms of the Company's Credit Facility preclude redemption of the preferred stock and the payment of further dividends. Because the preferred stock has been "put" to AMPAM, the liquidation value of these shares has been classified as "Other long-term liabilities" on the balance sheet as of March 31, 2003. On or about January 22, 2003, the remaining preferred stockholders initiated a binding arbitration proceeding against the Company seeking, among other things, specific performance by the Company to purchase all of their preferred stock. The Company intends to defend the arbitration vigorously but can make no representation as to the outcome of the arbitration.

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

         INSURANCE

         The Company is self insured for health care, workers' compensation, and general, property and auto liability up to predetermined amounts above which third party insurance applies. As of March 31, 2003, the Company has accrued for the expected costs under the self insured programs. These accruals are based on industry development factors that may change based upon AMPAM's actual claim experience. The Company is insured through third party insurance for other types of exposures including an umbrella policy up to specific limits.

8. GOODWILL

         In June 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS 142, effective January 1, 2002, established new accounting and reporting requirements for goodwill and other intangible assets and addressed the accounting and reporting for acquired goodwill and other intangible assets. It also provides that goodwill should not be amortized, but must be tested for impairment annually or more frequently if circumstances indicate potential impairment. SFAS 142 also required the Company to complete a transitional goodwill impairment test within six months from the date of adoption and at least annually thereafter. Under SFAS 142, the impairment adjustment, if any, recognized at adoption of the new rules was to be reflected as a cumulative effect of change in accounting principle in the statement of income. Prospectively, goodwill impairment will be assessed using a discounted cash flow methodology. Impairment adjustments recorded subsequently are required to be recognized as an operating expense.

         Significant estimates used in the methodologies include estimates of future cash flows, future short-term and long-term growth rates, and weighted average cost of capital. On an ongoing basis (absent any impairment indicators), the Company will perform impairment tests annually.

         In the first quarter of 2002, goodwill was tested for impairment by comparing the fair value of each business segment with its carrying value. Based on the impairment tests performed, the Company recognized a charge of $34.6 million (net of tax) in the first quarter of 2002 to reduce the carrying value of goodwill associated with the commercial segment to its implied fair value. This adjustment was reflected as a cumulative effect of a change in accounting principle in the first quarter 2002 statement of income. Due to further deterioration of the commercial segment in 2002, AMPAM re-evaluated the carrying value of the goodwill for each segment as of December 31, 2002. Upon completion of the evaluation, the Company recorded an impairment of the remaining goodwill related to the commercial segment of $12.7 million in December 2002. Because the expensing of goodwill is almost entirely non-deductible for tax purposes, neither of these expenses created a material tax benefit for the Company. At March 31, 2003, the Company had $107.2 million of goodwill remaining on the balance sheet.

9. STOCK BASED COMPENSATION

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure an amendment of FASB Statement No. 123, 'Accounting for Stock-Based Compensation'", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method of accounting for stock-based compensation and the effect of the method used on reported results. Certain disclosure requirements under SFAS No. 148 are effective for all financial statements issued for fiscal years and interim reporting periods ending after December 15, 2002.

         The Company has elected to follow the disclosure only requirements of SFAS 148 and thus will not record compensation expense for option issuances. Therefore, in accordance with SFAS 148, the Company must disclose the proforma amounts as if compensation expense had been recorded for all option issuances. The Company uses the Black-Scholes pricing model to measure the pro-forma compensation expense attributable to stock options granted to employees. If the stock options granted had been expensed the Company's net loss would have been increased to the pro forma amounts indicated below (in thousands):

                                                                     Three months ended March 31,
                                                                    ------------------------------
                                                                        2002              2003
                                                                    -------------    -------------
Net loss as reported                                                $     (34,126)   $        (368)
     Pro forma compensation expense associated with
         expensing options at fair value                                     (231)            (142)
                                                                    -------------    -------------
Pro forma net loss                                                  $     (34,357)   $        (510)
                                                                    =============    =============

         As of March 31, 2003, approximately 2.2 million options for common stock are available for grant under the Company's stock option plan.

         The Company has reserved 108,928 shares of its common stock for issuance to certain current and former employees pursuant to the Founding Companies acquisition agreements.

10. OPERATING SEGMENTS

         AMPAM's internal organizational structure is divided into three reporting segments: single family residential, multifamily residential and commercial. The Company's reportable segments offer the same products and services to distinct customer groups. Because each business segment requires different operating and marketing strategies they are managed and reviewed separately. During the first quarter of 2003, AMPAM derived approximately 55%, 31% and 14% of its revenue from single family residential, multifamily residential and commercial customers. These three reporting segments all operate domestically, with no intersegment or foreign sales. The residential segments share the same growth strategies and provide plumbing and HVAC services; however, these different segments provide services to different customers and have different competitors. The commercial segment is focused on obtaining plumbing and mechanical contracts with higher margins.

         The single family residential market includes housing projects, small condominium projects and townhouse development. The multifamily residential market includes large apartment and condominium projects. The commercial market includes retail establishments, office buildings, hotels, manufacturing plants and other industrial complexes and public and private institutional buildings including schools, hospitals, dormitories, stadiums, airports and prisons.

         The financial information presented for each segment does not allocate corporate overhead costs. Corporate expenses in the quarters presented include costs related to executive and operations management, sales and marketing, accounting and administrative support. Corporate assets primarily include cash, deferred tax assets, debt issuance costs, intangible assets (other than goodwill), fixed assets related to the Company's corporate office and non-trade accounts receivable. The goodwill associated with each segment is reflected in total assets for the segment. The Company measures performance of the segments based on income (loss) from operations.

         Segment information for the three months ended March 31, 2003 and 2002 is as follows (unaudited, in thousands):

                                          Single
2003                                      Family       Multifamily     Commercial        Corporate          Total
                                      -------------   -------------   -------------    -------------    -------------
Revenue                               $      75,422   $      42,459   $      20,315    $          --    $     138,196
Gross profit/(loss)                          10,320           8,468           1,277             (198)          19,867

Income/(loss) from operations                 2,108           4,496          (1,056)          (1,829)           3,719

Total assets                                109,496         112,972          33,186           18,876          274,530
Capital spending                                166              73              64               --              303
Depreciation expense                            598             233             241               56            1,128


2002                                  Single Family    Multifamily     Commercial       Corporate          Total
                                      -------------   -------------   -------------   -------------    -------------
Revenue                               $      70,714   $      38,874   $      30,587   $           5    $     140,180
Gross profit/(loss)                          12,187           6,463           2,570            (205)          21,015

Income/(loss) from operations                 4,484           2,767             361          (2,433)           5,179

Total assets                                110,250         110,560          58,627          12,921          292,358
Capital spending                                366             372             187              92            1,017
Depreciation expense                            671             252             435              36            1,394

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q AND THE CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES AND OTHER DETAILED INFORMATION REGARDING AMPAM INCLUDED IN OUR ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002 AND OTHER REPORTS FILED BY US WITH THE SECURITIES AND EXCHANGE COMMISSION.

         This report contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended ("Securities Act") and
Section 21E of the Exchange Act to be covered by safe harbors created thereby. Such forward-looking statements are made only as of the date of this report and involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Readers are cautioned that such information involves risks and uncertainties, including those created by general market conditions, competition and the possibility that events may occur which limit the ability of American Plumbing & Mechanical, Inc. and subsidiaries ("AMPAM", the "Company", "we" or "us") to maintain or improve its operating results. Such risks, uncertainties and other important factors include, among others, retention of key management, a national economic downturn or one or more regional downturns in construction, shortages of labor and specialty building materials, difficulty in obtaining or increased costs associated with debt financing, seasonal fluctuations in the demand for plumbing and HVAC systems, existing or future claims that could exceed the levels at which the Company is insured by third parties, the Company's ability to manage its growth, the use of incorrect project cost estimates which are used to determine our percentage of completion and revenue on uncompleted jobs and goodwill impairment write-offs. For further details on these risks, refer to the Risk Factor section of the Company's Form 10-K for the year ended December 31, 2002. All statements, other than statements of historical facts, included or incorporated by reference in this report that address activities, events or developments that we expect or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), business strategy and measures to implement such strategy, competitive strengths, goals, expansion and growth of our business and operations, plans, references to future success, as well as other statements which include words such as "anticipate," "believe," "plan," "estimate," "expect," and "intend" and other similar expressions, constitute forward-looking statements. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and the inclusion of such information should not be regarded as a representation that it will occur.

GENERAL

         American Plumbing and Mechanical, Inc. and subsidiaries ("AMPAM", the "Company", "we" or "us") is the largest company in the United States focused primarily on the residential plumbing contracting services industry. The Company also provides heating, ventilation and air conditioning ("HVAC") and mechanical contracting services. We provide plumbing, mechanical and HVAC installation services to single family residential, multifamily residential and commercial construction customers. The following discussion should be read in conjunction with the consolidated financial statements.

         Our internal organizational structure is divided into three reporting segments: single family residential, multifamily residential and commercial. These operating segments offer similar products and services with differing complexities to distinct customer groups and have different competitors. Because each business segment requires different operating and marketing strategies they are managed and reviewed separately. All three reporting segments operate domestically, with no intersegment or foreign sales. The residential segments share similar growth strategies and provide plumbing and HVAC services. Our commercial segment is focused on obtaining plumbing and mechanical contracts with higher margins.

         The single family residential market includes housing projects, small condominium projects and townhouse development. The multifamily residential market includes large apartment and condominium projects. The commercial market includes retail establishments, office buildings, hotels, manufacturing plants and other industrial complexes and public and private institutional buildings including schools, hospitals, dormitories, stadiums, airports and prisons.

         The financial information presented for each segment does not allocate corporate overhead costs. Corporate expenses in the quarters presented include costs related to executive and operations management, sales and marketing, accounting and administrative support. Corporate assets primarily include cash, deferred tax assets, debt issuance costs, intangible assets (other than goodwill), fixed assets related to the Company's corporate office and non-trade accounts receivable. The goodwill associated with each segment is reflected in total assets for the segment. The Company measures performance of the segments based on income (loss) from operations which is presented in the tables below:

                                                                                 Quarter ended March 31,
                                                -------------------------------------------------------------------------------
                                                   Single
2003                                               Family        Multifamily     Commercial        Corporate         Total
                                                -------------   -------------   -------------    -------------    -------------
Revenue                                         $      75,422   $      42,459   $      20,315    $          --    $     138,196
Cost of revenue (includes depreciation)                65,102          33,991          19,038              198          118,329
                                                -------------   -------------   -------------    -------------    -------------
   Gross profit (loss)                                 10,320           8,468           1,277             (198)          19,867
Selling, general and administrative expenses            8,212           3,972           2,333            1,631           16,148
                                                -------------   -------------   -------------    -------------    -------------
   Income (loss) from operations                $       2,108   $       4,496   $      (1,056)   $      (1,829)   $       3,719
                                                =============   =============   =============    =============    =============

2002

Revenue                                         $      70,714   $      38,874   $      30,587    $           5    $     140,180
Cost of revenue (includes depreciation)                58,527          32,411          28,017              210          119,165
                                                -------------   -------------   -------------    -------------    -------------
   Gross profit (loss)                                 12,187           6,463           2,570             (205)          21,015
Selling, general and administrative expenses            7,703           3,696           2,209            2,228           15,836
                                                -------------   -------------   -------------    -------------    -------------
   Income (loss) from operations                $       4,484   $       2,767   $         361    $      (2,433)   $       5,179
                                                =============   =============   =============    =============    =============


         As further discussed below, we are in the process of shutting down two of our commercial operations and have completed the shutdown of one of our small single family locations.

DISCONTINUED OPERATIONS

         In August 2002, management decided to discontinue the single family operations in southern Virginia. Following the standards set by Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS 144"), the Company did not expense the estimated future costs of the discontinued operation at the time the decision was made. Under SFAS 144, the costs are recorded in the statement of income under operations until the impaired asset has been either completely disposed of or abandoned and all costs associated with it have been recorded. In the fourth quarter of 2002, the discontinued southern Virginia business unit ceased to operate. Accordingly, the results of this operation were reflected as a loss on discontinued operations, net of tax benefit in the statement of income.

         The results of the discontinued operation for the presented periods are as follows (in thousands):

                                                        Quarters ended March 31,
                                                     ------------------------------
                                                         2002             2003
                                                     -------------    -------------
Revenue                                              $       1,574    $          --

Cost of revenue (includes depreciation)                      1,581               --
                                                     -------------    -------------
   Gross loss                                                   (7)              --

Selling, general and administrative expenses                   246               --
                                                     -------------    -------------
   Loss from operations                                       (253)              --

Other expense, net                                              --               --
                                                     -------------    -------------
   Loss before benefit from income taxes                      (253)              --

Benefit from income taxes                                      (99)              --
                                                     -------------    -------------
   Net loss                                          $        (154)   $          --
                                                     =============    =============

SHUTDOWN OPERATIONS

         Also in August 2002, management decided to shut down our commercial operations in Sacramento, CA and Pensacola, FL. For the quarter ended March 31, 2003, these operations collectively incurred operating losses of $1.9 million on a pretax basis. Management expects to incur an additional $1.0 million to $2.0 million pretax loss related to the shut down of these operations. The major portion of these losses relate to our commercial operations in Sacramento, CA. This operation expanded rapidly in late 2001 and early 2002 growing from approximately 150 employees at September 30, 2001 to approximately 450 employees at June 30, 2002. The loss at the shutdown locations resulted from underbidding jobs, unfavorable changes in job estimates and poor field performance.

         Management expects the shutdown locations' operations to be virtually completed by June 30, 2003. Loss reserves of $1.6 million have been recorded at March 31, 2003 to reflect expected costs in excess of contract revenue at our Sacramento, CA and Pensacola, FL commercial operation locations. As of March 31, 2003, there were 19 active jobs as compared to 91 active jobs at June 30, 2002, at these locations.

         The results of these shutdown operations included in income from operations for the presented periods are as follows (in thousands):

                                                                            Quarters ended March 31,
                                                                         ------------------------------
                                                                             2002             2003
                                                                         -------------    -------------
Revenue                                                                  $      12,622    $       1,087
Cost of revenue (including depreciation)                                        11,859            2,460
                                                                         -------------    -------------
   Gross profit/(loss)                                                             763           (1,373)
Selling, general and administrative expenses                                       719              554
                                                                         -------------    -------------
   Income (loss) from operations                                                    44           (1,927)

Other expense, net                                                                  (7)              --
                                                                         -------------    -------------
   Income (loss) before provision for (benefit from) income taxes                   37           (1,927)

Provision for (benefit from) income taxes                                           14             (752)
                                                                         -------------    -------------
   Net income (loss)                                                     $          23    $      (1,175)
                                                                         =============    =============

RESULTS OF ONGOING OPERATIONS

         Our ongoing operations reflect the results of the Company excluding the shutdown and discontinued operations.

SINGLE FAMILY SEGMENT

         The results of the continuing single family operations for the presented periods were as follows (in thousands):

                                                            Quarters ended March 31,
                                                          -----------------------------
                                                              2002            2003
                                                          -------------   -------------
Revenue                                                   $      70,714   $      75,422
Cost of revenue (includes depreciation)                          58,527          65,102
                                                          -------------   -------------
   Gross profit                                                  12,187          10,320
Selling, general and administrative expenses                      7,703           8,212
                                                          -------------   -------------
   Income from operations                                 $       4,484   $       2,108
                                                          =============   =============

         Revenue from continuing single family operations increased $4.7 million or 6.7% in the first quarter of 2003 compared to the first quarter of 2002. The increase in revenue was due to an increased number of housing starts in our Phoenix and Sacramento markets offset by a slowdown of service in our Las Vegas market. The decrease in volume in our Las Vegas market is due to a deliberate reduction in volume in an effort to improve our margins in the market. Gross profit declined by $1.9 million or 15.3% in the first quarter of 2003 compared to the first quarter of 2002, while gross margins from single family operations decreased from 17.2% in the quarter ended March 31, 2002, to 13.7% in the quarter ended March 31, 2003. The decrease in gross margins was mainly due to declines in Las Vegas, northern Virginia and Maryland offset by improvements in the Phoenix and Sacramento markets. The lower margins in our Las Vegas, northern Virginia and Maryland markets were the result of inefficiencies in our material utilization and higher labor costs offset by lower materials costs resulting from the implementation of our national procurement strategy.

         Selling, general and administrative expenses increased by $0.5 million or 6.6% in the first quarter compared to the first quarter of 2002, due to higher property and casualty insurance costs. As a percentage of revenue selling, general and administrative expenses stayed consistent at 10.9% of revenue for the quarters ended March 31, 2002 and 2003. Income from single family operations declined by $2.4 million from 6.3% in the first quarter of 2002 to 2.8% in the first quarter of 2003 as a percentage of revenue due to the factors discussed above.

MULTIFAMILY SEGMENT

         The results of the multifamily operations for the presented periods were as follows (in thousands):

                                                             Quarters ended March 31,
                                                          -----------------------------
                                                              2002            2003
                                                          -------------   -------------
Revenue                                                   $      38,874   $      42,459
Cost of revenue (includes depreciation)                          32,411          33,991
                                                          -------------   -------------
   Gross profit                                                   6,463           8,468
Selling, general and administrative expenses                      3,696           3,972
                                                          -------------   -------------
   Income from operations                                 $       2,767   $       4,496
                                                          =============   =============

         Revenue from multifamily operations increased $3.6 million or 9.2% in the first quarter of 2003 compared to the first quarter of 2002. The increase in revenue was due mainly to increased levels of multifamily construction and favorable changes in job cost estimates on jobs completed in the first quarter of 2003 resulting in the recognition of the remaining revenue on these jobs, particularly in our southern California, central Florida and Atlanta markets. Gross profit from multifamily operations increased $2.0 million or 31.0% in the first quarter of 2003 compared to the first quarter of 2002, while gross margins increased from 16.6% in the quarter ended March 31, 2002, to 19.9% in the quarter ended March 31, 2003. The increase in gross margins was due to higher volume leveraged over relatively constant levels of field overhead, favorable changes in jobs estimates and lower materials costs resulting from the implementation of our national procurement strategy.

         Selling, general and administrative expenses increased $0.3 million or 7.5% in the first quarter of 2003, compared to the first quarter of 2002, and decreased slightly from 9.5% in the quarter ended March 31, 2002, to 9.4% in the quarter ended March 31, 2003, as a percentage of revenue. Income from multifamily operations increased $1.7 million from 7.1% in the quarter ended March 31, 2002 to 10.6% in the quarter ended March 31, 2003, as a percentage of revenue due to the factors discussed above.

COMMERCIAL SEGMENT

         The results of the commercial operations for the presented periods were as follows (in thousands):

                                           Quarter ended March 31, 2002              Quarter ended March 31, 2003
                                      ---------------------------------------   ----------------------------------------
                                        Ongoing      Shutdown        Total        Ongoing      Shutdown         Total
                                      -----------   -----------   -----------   -----------   -----------    -----------
Revenue                               $    17,965   $    12,622   $    30,587   $    19,228   $     1,087    $    20,315
Cost of revenue (includes
   depreciation)                           16,158        11,859        28,017        16,578         2,460         19,038
                                      -----------   -----------   -----------   -----------   -----------    -----------
   Gross profit/(loss)                      1,807           763         2,570         2,650        (1,373)         1,277
Selling, general and administrative
   expenses                                 1,490           719         2,209         1,779           554          2,333
                                      -----------   -----------   -----------   -----------   -----------    -----------
   Income (loss) from operations      $       317   $        44   $       361   $       871   $    (1,927)   $    (1,056)
                                      ===========   ===========   ===========   ===========   ===========    ===========

         Revenue from ongoing commercial operations increased $1.3 million or 7.0% in the first quarter of 2003 compared to the first quarter of 2002. The increase in revenue was due mainly to renewed strength in the commercial construction industry in our southern California market. Gross profit from ongoing commercial operations increased $0.8 million in the first quarter of 2003, compared to the first quarter of 2002, while gross margins increased from 10.0% in the quarter ended March 31, 2002, to 13.8% in the quarter ended March 31, 2003. The increase in gross margins was due to our continued focus on higher margin jobs, increased volume and more efficient production.

         Selling, general and administrative expenses increased $0.3 million from 8.3% in the quarter ended March 31, 2002, to 9.3% in the quarter ended March 31, 2003, as a percentage of revenue. The increase in selling, general and administrative costs was due to an increase in management and personnel costs. Income from ongoing commercial operations increased $0.6 million from 1.8% in the quarter ended March 31, 2002, to 4.5% in the quarter ended March 31, 2003, as a percentage of revenue due to the factors as discussed above.

CORPORATE

         Selling, general and administrative expenses at corporate decreased $0.6 million from $2.2 million in the quarter ended March 31, 2002, to $1.6 million in the quarter ended March 31, 2003. The decrease in selling, general and administrative expenses at corporate was mainly due to a reduction in personnel and overall cost cutting efforts.

OTHER CONSOLIDATED ITEMS REQUIRED TO RECONCILE TO NET INCOME

         Other expense, net, increased $0.3 million from $4.0 million in the quarter ended March 31, 2002, to $4.3 million in the quarter ended March 31, 2003. The increase was mainly due to increased interest expense resulting from the higher interest rate that the Company pays on its variable rate debt.

         The provision for (benefit from) income taxes decreased $0.7 million reflecting the tax benefit generated by the Company's operating loss during the first quarter of 2003. Consolidated net loss decreased from a loss of $34.1 million for the quarter ended March 31, 2002, to a loss of $0.4 million for the quarter ended March 31, 2003. The net loss in the quarter ended March 31, 2002 reflects the cumulative effect of a change in accounting principle resulting from our adoption of SFAS 142.

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

         REVENUE RECOGNITION

         AMPAM recognizes revenue from construction contracts on the percentage-of-completion method measured by the percentage of cost incurred to total estimated costs for each contract. Contract costs include all direct material and labor costs. Changes in job performance, job conditions, estimated profitability, and final contract settlements may result in revisions to costs and income, the effects of which are recognized in the period the revisions are determined. If the revised estimated direct costs will result in a "loss" contract, an accrual is made to record the remaining loss at that time. The current asset, "Costs and estimated earnings in excess of billings on uncompleted contracts," represents estimated revenue recognized in excess of amounts billed. The current liability, "Billings in excess of costs and estimated earnings on uncompleted contracts," represents billings in excess of estimated revenue recognized.

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

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2003, current liabilities exceeded current assets by $8.6 million reflecting the classification of amounts under the Credit Facility due March 31, 2004 as a current liability. Additionally, the Company had $94.6 million of outstanding long-term indebtedness, including capital lease obligations totaling $0.8 million.

         For the three months ended March 31, 2003, net cash used in operating activities was $9.3 million. This was primarily attributable to an increase in the use of working capital and losses incurred at locations that are being shutdown. Cash used in investing activities was $0.2 million which primarily relates to capital expenditures of $0.3 million, offset by proceeds from sales of property and equipment. Cash provided by financing activities for the three months ended March 31, 2003, was $12.5 million and was obtained from net borrowings on the Company's Credit Facility.

         For the three months ended March 31, 2002, net cash used in operating activities was $7.5 million. This use of cash was primarily attributable to an increase in working capital. Cash used in investing activities was $0.9 million which primarily relates to capital expenditures of $1.0 million. Cash provided by financing activities for the three months ended March 31, 2002, was $9.1 million and was obtained from net borrowings on our Credit Facility.

         The Company's Credit Facility, with a total commitment of $84.0 million, as amended, matures on March 31, 2004. Pursuant to the March 28, 2003, amendment, the Credit Facility bears interest, at the option of the Company, at the base rate of the arranging bank plus an applicable margin or at LIBOR, plus an applicable margin. The applicable margin is 4.50% above LIBOR or 3.50% above the agent bank's base rate. As of March 31, 2003, the Company had borrowings of $72.5 million and outstanding letters of credit of $7.0 million, leaving $4.5 million available under the Credit Facility. Borrowings under the credit facility are classified as a current liability as of March 31, 2003. The Company is investigating alternative sources of borrowings to repay the Credit Facility on or before maturity. There are no assurances that such borrowings will be available to the Company.

         AMPAM utilizes its cash flow from operations and to the extent available, borrowings under the Credit Facility, to enable the Company to meet its working capital needs, debt service requirements and planned capital expenditures for property and equipment. As of April 30, 2003, the Company had borrowings under the Credit Facility of $76.9 million, outstanding letters of credit of $7.0 million and cash on hand of $6.1 million. As the Company is fully borrowed under the Credit Facility, all future cash flow requirements must be provided by operating activities. If cash flows from operations are insufficient to meet the Company's operating cash requirements, the Company will be forced to seek additional sources of liquidity or take other actions, which may include protection provided by the Federal reorganization statutes. The Company makes semi-annual interest payments on the Senior Subordinated Notes of $5.5 million on April 15 and October 15 of each year. The Company made the April 15, 2003, interest payment as scheduled.

         The Credit Facility requires the Company to maintain compliance with certain specified financial covenants including maximum ratios of funded debt to EBITDA, a minimum fixed charge coverage ratio, a minimum net worth, a capital expenditure covenant, minimum EBITDA and other restrictive covenants. Additionally, the terms of the Credit Facility limit the ability of the Company to incur additional indebtedness, dispose of assets, make acquisitions or other investments and to make various other payments. On March 28, 2003, an amendment to the Credit Facility was executed which amended certain covenants prospectively. The Company met the amended covenants as of March 31, 2003 and believes that it will continue to meet the amended covenants. As a condition of the amendment, certain fees were paid and the interest rate on the Credit Facility was increased by 0.5%. Additionally, if the Company does not repay its obligation under the Credit Facility by July 31, 2003, an additional 1% fee will be due the banks. The Company's Credit Facility and Senior Subordinated Notes contain cross default provisions.

         AMPAM has three remaining holders of preferred stock who cumulatively hold 524,410 shares. As of March 31, 2003, the value of the outstanding preferred shares was $6.8 million not including $0.5 million for accrued and outstanding but undeclared dividends. The preferred stockholders have exercised their right under the terms of the preferred stock designation to require the Company to purchase all of their preferred stock. Restrictions within the terms of the Company's Credit Facility preclude redemption of the preferred stock and the payment of further dividends. Because the preferred stock has been "put" to AMPAM, the liquidation value of these shares has been classified as "Other long-term liabilities" on the balance sheet as of March 31, 2003. For further discussion regarding the outstanding preferred shares refer to Part II, Item I, Legal Proceedings.

SEASONALITY

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

         If market interest rates were to increase immediately and uniformly by 100 basis points from levels as of March 31, 2003, the related annual interest expense would increase by approximately $0.7 million.

         Other than the items mentioned above, there were no other material quantitative or qualitative changes during the first three months of fiscal 2003 in the Company's market risk sensitive instruments.

ITEM 4. Controls and Procedures

         Within the 90-day period before the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Controller, of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the CEO and Controller have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including the CEO and Controller, as appropriate, to allow timely decisions regarding required disclosure.

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

         Three remaining holders of preferred stock hold 524,410 combined shares. The remaining preferred stockholders have exercised their right under the terms of the preferred stock designation to require the Company to purchase all of their preferred stock. Restrictions within the terms of the Company's Credit Facility preclude redemption of the preferred stock and the payment of further dividends. Because the preferred stock has been "put" to AMPAM, the liquidation value of these shares has been classified as "Other long-term liabilities" on the balance sheet as of March 31, 2003. On or about January 22, 2003, the remaining preferred stockholders initiated a binding arbitration proceeding against the Company seeking, among other things, specific performance by the Company to purchase all of their preferred stock. The Company intends to defend the arbitration vigorously but can make no representation as to the outcome of the arbitration.

         Additionally, because the Company has not purchased the preferred stock, pursuant to the terms of the preferred stock designation, the Company may not engage in the following activities without the affirmative vote of not less than a majority of the holders of the preferred stock, voting together as a single class:

         (vi) incur any additional indebtedness for borrowed money other than borrowings under any credit facility to which the Company is a party at such time and as in effect when any redemption payment becomes due and is unpaid or at the time any dividend payment becomes due and is unpaid;

         (vii) effect (or make any agreement or become obligated to effect) any (a) sale, lease, assignment, transfer or other conveyance of the assets of the Company or its subsidiaries which individually or in the aggregate would constitute a significant subsidiary, (b) consolidation or merger involving the Company or any of its subsidiaries, or (c) dissolution, liquidation or winding-up of the Company or any of its subsidiaries; provided however that in no event shall the Company effect any sale, lease, assignment, transfer or other conveyance of the assets of the Company or its subsidiaries to affiliates of the Company;

         (viii) make (or permit any subsidiary to make) any loan or advance to, or own any stock or other securities of, any subsidiary or other corporation, partnership, or other entity unless it is wholly owned by the Company and except for any such loans and advances which do not in the aggregate exceed $250,000;

         (ix) make any loan or advance to any person, including, without limitation, any employee or director of the Company or any subsidiary, except advances and similar expenditures in the ordinary course of business; or

         (x) acquire, by purchase, exchange, merger or otherwise, all or substantially all of the properties or assets of any other corporation or entity.

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

         None

ITEM 3. - Defaults Upon Senior Securities

         None

ITEM 4. - Submission of Matters to a Vote of Security Holders

         None

ITEM 5. - Other Information

         On or about April 23, 2003 Mr. David C. Baggett resigned his positions as President, Chief Operating Officer and Chief Financial Officer. Mr. Robert A. Christianson, the Company's Chief Executive Officer, has assumed Mr. Baggett's operations responsibilities until a successor is identified. Mr. Paul Leleux, the Company's Controller, has assumed Mr. Baggett's financial responsibilities until a successor is identified.

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

         99.1     Certification of Robert A. Christianson pursuant to 18 U.S.C.
                  Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         99.2 Certification of Paul Leleux pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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


                                         AMERICAN PLUMBING AND MECHANICAL, INC.

         Date:  May 15, 2003             By: /s/ Robert A. Christianson
                                             ----------------------------------

                                         Robert A. Christianson
                                         Chief Executive Officer


         Date:  May 15, 2003             By:  /s/ Paul Leleux
                                             ----------------------------------

                                         Paul Leleux
                                         Controller

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



Date:  May 15, 2003                              /s/ Robert A. Christianson
                                                 ------------------------------
                                                 Robert A. Christianson,
                                                 Chief Executive Officer
                                                 (Principal Executive Officer)

         I, Paul Leleux, certify that:

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



Date:  May 15, 2003                             /s/  Paul Leleux
                                                -------------------------------
                                                Paul Leleux,
                                                Controller

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER            DESCRIPTION\
-------           ------------
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

  99.1            Certification of Robert A. Christianson pursuant to 18 U.S.C.
                  Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  99.2            Certification of Paul Leleux pursuant to 18 U.S.C. Section
                  1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley
                  Act of 2002.

----------

 *Incorporated by reference