Form 10-Q
period 2003-06-30
AMERICAN PLUMBING & MECHANICAL INC
filed 2003-08-14
CIK 1072258

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

                       For the quarter ended June 30, 2003

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

         As of August 14, 2003, there were outstanding 13,211,383 shares of common stock and 331,116 shares of Class B common stock of the Registrant.


================================================================================

              AMERICAN PLUMBING & MECHANICAL, INC. AND SUBSIDIARIES

                  FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2003

                                TABLE OF CONTENTS


Part I - Financial Information........................................................................................2
   Item 1.  Financial Statements......................................................................................2
   Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations....................15
   Item 3.  Quantitative and Qualitative Disclosures About Market Risks..............................................27
   Item 4.  Controls and Procedures..................................................................................27
Part II - Other Information..........................................................................................28
   Item 1. - Legal Proceedings.......................................................................................28
   Item 2. - Changes in Securities and Use of Proceeds...............................................................29
   Item 3. - Defaults Upon Senior Securities.........................................................................29
   Item 4. - Submission of Matters to a Vote of Security Holders.....................................................29
   Item 5. - Other Information.......................................................................................29
   Item 6. - Exhibits and Reports on Form 8-K........................................................................30
SIGNATURES...........................................................................................................31

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

              AMERICAN PLUMBING & MECHANICAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                        (In Thousands, Except Share Data)


                                                                                           December 31,      June 30,
                                                                                               2002            2003
                                                                                           ------------    -----------
                                       ASSETS                                                              (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                                                 $   2,654      $  15,935
   Accounts receivable, net of allowance for doubtful accounts of $3,414 and $4,019,
     respectively                                                                               92,467         92,694
   Inventories                                                                                  13,311         16,695
   Costs and estimated earnings in excess of billings on uncompleted contracts                  20,486         23,081
   Prepaid expenses and other current assets                                                     7,604          8,124
                                                                                             ---------      ---------
         Total current assets                                                                  136,522        156,529

PROPERTY AND EQUIPMENT, net                                                                     17,684         15,800
GOODWILL, net                                                                                  107,222        107,222
OTHER NONCURRENT ASSETS                                                                          4,194          4,410
                                                                                             ---------      ---------
         Total assets                                                                        $ 265,622      $ 283,961
                                                                                             =========      =========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                                     $  63,226      $  63,477
   Billings in excess of costs and estimated earnings on uncompleted contracts                  22,123         22,954
   Current maturities of long-term debt                                                            113         77,013
                                                                                             ---------      ---------
         Total current liabilities                                                              85,462        163,444

LONG-TERM LIABILITIES:
   Long-term debt                                                                              154,596         94,647
   Other long-term liabilities                                                                   7,798          7,575
                                                                                             ---------      ---------
         Total liabilities                                                                     247,856        265,666

COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value, 100,000,000 shares authorized, 13,211,383 shares
     issued and outstanding                                                                        132            132
   Class B common stock, $.01 par value, 5,000,000 shares authorized, 331,116 shares
     issued and outstanding                                                                          3              3
   Additional paid-in capital                                                                   44,903         44,595
   Retained deficit                                                                            (27,272)       (26,435)
                                                                                             ---------      ---------
         Total stockholders' equity                                                             17,766         18,295
                                                                                             ---------      ---------
         Total liabilities and stockholders' equity                                          $ 265,622      $ 283,961
                                                                                             =========      =========

The accompanying notes are an integral part of these consolidated financial statements.

              AMERICAN PLUMBING & MECHANICAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (In Thousands)
                                   (Unaudited)

                                                              Three Months Ended            Six Months Ended
                                                                    June 30,                      June 30,
                                                            ------------------------      ------------------------
                                                               2002           2003           2002           2003
                                                            ---------      ---------      ---------      ---------
REVENUE                                                     $ 147,579      $ 152,178      $ 287,759      $ 290,374
COST OF REVENUE
   (including depreciation)                                   131,017        128,777        250,182        247,106
                                                            ---------      ---------      ---------      ---------
         Gross profit                                          16,562         23,401         37,577         43,268

GENERAL AND ADMINISTRATIVE EXPENSES                            17,364         16,754         33,200         32,902
                                                            ---------      ---------      ---------      ---------
         Income/(loss) from operations                           (802)         6,647          4,377         10,366
OTHER INCOME (EXPENSE):
   Interest expense                                            (4,216)        (4,687)        (8,339)        (9,021)
   Other, net                                                    (157)            93             (7)           172
                                                            ---------      ---------      ---------      ---------
         Other expense, net                                    (4,373)        (4,594)        (8,346)        (8,849)
                                                            ---------      ---------      ---------      ---------
INCOME/(LOSS) BEFORE PROVISION FOR INCOME TAXES,
   DISCONTINUED OPERATIONS and ACCOUNTING CHANGE               (5,175)         2,053         (3,969)         1,517
PROVISION FOR/(BENEFIT FROM) INCOME TAXES                      (1,947)           847         (1,397)           679
                                                            ---------      ---------      ---------      ---------
INCOME/(LOSS) BEFORE DISCONTINUED OPERATIONS and
   CUMULATIVE EFFECT OF AN ACCOUNTING CHANGE                   (3,228)         1,206         (2,572)           838
LOSS ON DISCONTINUED OPERATIONS, net of tax benefit               331             --            485             --
LOSS FROM ACCOUNTING CHANGE, net of tax benefit                    --             --         34,627             --
                                                            ---------      ---------      ---------      ---------
NET INCOME/(LOSS)                                              (3,559)         1,206        (37,684)           838
PREFERRED DIVIDENDS                                               170            171            511            341
                                                            ---------      ---------      ---------      ---------
NET INCOME/ (LOSS) AVAILABLE TO
 COMMON STOCKHOLDERS                                        $  (3,729)     $   1,035      $ (38,195)     $     497
                                                            =========      =========      =========      =========



The accompanying notes are an integral part of these consolidated financial statements.

              AMERICAN PLUMBING & MECHANICAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In Thousands)
                                   (Unaudited)


                                                                                        Six Months Ended
                                                                                             June 30,
                                                                                     ----------------------
                                                                                       2002          2003
                                                                                     --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income/(loss)                                                                 $(37,684)     $    838
   Adjustments to reconcile net income /(loss) to net cash provided by operating activities-
       Cumulative effect of an accounting change                                       34,751            --
       Depreciation                                                                     2,764         2,212
       Amortization of deferred compensation expense                                       62            33
       (Gain)/loss on disposal of property and equipment                                  203           (56)
       Deferred income taxes                                                             (607)          (44)
       Increase (decrease) in cash flows from:
         Accounts receivable, net                                                        (100)         (227)
         Inventories                                                                      (76)       (3,384)
         Costs and estimated earnings in excess of billings on uncompleted contracts      296        (2,595)
         Prepaid expenses and other current assets                                        413           165
         Accounts payable and accrued expenses                                         (8,112)       (1,158)
         Billings in excess of costs and estimated earnings on uncompleted contracts    3,296           831
         Other                                                                            320            91
                                                                                     --------      --------
   Net cash used in operating activities                                               (4,474)       (3,294)
                                                                                     --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions of property and equipment                                                 (2,493)         (401)
   Proceeds from sale of property and equipment                                           207           133
                                                                                     --------      --------
   Net cash used in investing activities                                               (2,286)         (268)
                                                                                     --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings on bank credit facility                                              12,000        16,900
   Payments of long-term debt                                                            (109)          (56)
   Payments of preferred dividends                                                       (852)           --
   Redemption of preferred stock                                                       (2,589)           --
   Net cash provided by financing activities                                            8,450        16,844
                                                                                     --------      --------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                               1,690        13,282

CASH AND CASH EQUIVALENTS, beginning of period                                          1,666         2,653
                                                                                     --------      --------
CASH AND CASH EQUIVALENTS, end of period                                             $  3,356      $ 15,935
                                                                                     ========      ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for-
     Interest                                                                        $  7,431      $  7,746
     Income taxes                                                                       3,443        (3,939)


The accompanying notes are an integral part of these consolidated financial statements.

              AMERICAN PLUMBING & MECHANICAL, INC. AND SUBSIDIARIES


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


1. ORGANIZATION AND BASIS OF PRESENTATION

         American Plumbing & Mechanical, Inc. and subsidiaries ("AMPAM" or the "Company"), is the largest company in the United States focused primarily on the residential plumbing, heating ventilation and air conditioning (HVAC) contracting services industry. The Company also provides mechanical contracting services. AMPAM provides plumbing, HVAC and mechanical installation services to single family residential, multifamily residential and commercial construction customers. The Company is exploring opportunities to divest its remaining commercial operations through a sale to third parties and/or location management. See note 5 for further discussion.

         These unaudited interim statements should be read in conjunction with the Company's historical consolidated financial statements and related notes included in the Annual Report on Form 10-K as filed with the Securities and Exchange Commission for the year ended December 31, 2002.

         These unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for reporting interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Management believes all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature. The results of operations for interim periods are not necessarily indicative of the results for the fiscal year. As discussed more fully in note 7 and in Managements Discussion and Analysis elsewhere in this document, the Company is in the process of restructuring its capital structure. If sufficient working capital is not available from operations to fund daily cash needs or if the Company is unsuccessful in obtaining additional sources of capital or unable to negotiate an extension of the Credit Facility, or otherwise obtain the forbearance of the banks under the Credit Facility, prior to March 31, 2004, the Company may find it necessary, among other options, to seek protection under the United States Bankruptcy Code. Accordingly, there may be substantial doubt as to the Company's ability to continue as a going concern.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         USE OF ESTIMATES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities, disclosures of contingent liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Significant estimates are used to determine the Company's revenue on uncompleted contracts. These estimates also impact the current asset "Costs and estimated earnings in excess of billings on uncompleted contracts" and the current liability "Billings in excess of costs and estimated earnings on uncompleted contracts". See REVENUE RECOGNITION for further discussion. Estimates of the ultimate liability for losses under self insured insurance programs are also included in the Company's consolidated financial statements. These estimates are developed based on the Company's historical losses and industry standard claims growth factors. Significant estimates are also used for goodwill impairment calculations. See GOODWILL for further discussion. Actual results could differ from those estimates.

         REVENUE RECOGNITION

         AMPAM recognizes revenue from construction contracts on the percentage-of-completion method measured by the percentage of cost incurred to total estimated costs for each contract. Contract costs include all direct material and labor costs. Changes in job performance, job conditions, estimated profitability, and final contract settlements may result in revisions to costs and income, the effects of which are recognized in the period the revisions are determined. If, at the time of revision, the revised estimated direct costs would result in a "loss" contract, an accrual is made to record the estimated future loss at that time. The current asset, "Costs and estimated earnings in excess of billings on uncompleted contracts," represents estimated revenue recognized in excess of amounts billed. The current liability, "Billings in excess of costs and estimated earnings on uncompleted contracts," represents billings in excess of estimated revenue recognized.

         GOODWILL

         AMPAM evaluates the carrying value of its goodwill and other intangible assets at least annually. Potential goodwill impairment is assessed using a discounted cash flow methodology. The Company uses estimates to determine future discounted cash flows. Estimates used include, estimates of future cash flows, future short-term and long-term growth rates and weighted average cost of capital. See note 9 for further discussion.

3. DISCONTINUED OPERATIONS

         In August 2002, management decided to discontinue the single family operations in southern Virginia. Following the standards set by Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS 144"), the Company did not expense the estimated future costs of the discontinued operation at the time the decision was made. Under SFAS 144, the costs are recorded in the statement of income under operations until the impaired asset has been either completely disposed of or abandoned and all costs associated with it have been recorded. In the fourth quarter of 2002, the discontinued southern Virginia business unit ceased to operate. Accordingly, the results of this operation are reflected as a loss on discontinued operations, net of tax benefit, in the statement of income.

         The results of the discontinued operation for the presented periods are as follows (in thousands):

                                                 Three months ended       Six months ended
                                                       June 30,               June 30,
                                                 -------------------     -------------------
                                                   2002        2003        2002        2003
                                                 -------      ------     -------      ------
Revenue                                          $ 1,203      $   --     $ 2,777      $   --
Cost of revenue (includes depreciation)            1,428          --       3,009          --
   Gross loss                                       (225)         --        (232)         --
                                                 -------      ------     -------      ------
General and administrative expenses                  317          --         563          --
                                                 -------      ------     -------      ------
   Loss from operations                             (542)         --        (795)         --
Other expense, net                                    --          --          --          --
                                                 -------      ------     -------      ------
   Loss before benefit from income taxes            (542)         --        (795)         --
Benefit from income taxes                           (211)         --        (310)         --
                                                 -------      ------     -------      ------
   Net loss                                      $  (331)     $   --     $  (485)     $   --
                                                 =======      ======     =======      ======

4. SHUTDOWN OPERATIONS

         Also in August 2002, management decided to shut down the commercial operations in Sacramento, CA and Pensacola, FL. For the quarter ended June 30, 2003, these operations collectively incurred operating losses of $2.7 million on a pretax basis. For the six months ended June 30, 2003, these operations collectively incurred operating losses of $4.7 million on a pretax basis. Management expects to incur an additional $0.5 million to $1.0 million pretax loss related to the shut down of these operations. The major portion of these losses relate to the Company's commercial operations in Sacramento, CA.

         Management expects the shutdown locations' operations to be completed by September 30, 2003. Loss reserves of $0.5 million have been recorded at June 30, 2003 to reflect expected costs in excess of contract revenue at our Sacramento, CA and Pensacola, FL commercial operation locations. As of June 30, 2003, there were 12 active jobs as compared to 91 active jobs at June 30, 2002, at these locations.

         The results of these shutdown operations included in income from operations for the presented periods are as follows (in thousands):

                                                   Three months ended           Six months ended
                                                        June 30,                     June 30,
                                                 ----------------------      ----------------------
                                                   2002          2003          2002          2003
                                                 --------      --------      --------      --------
Revenue                                          $  9,821      $   (127)     $ 22,443      $    960
Cost of revenue (including depreciation)           16,106         1,506        27,965         3,966
                                                 --------      --------      --------      --------
   Gross loss                                      (6,285)       (1,633)       (5,522)       (3,006)
General and administrative expenses                 1,659         1,113         2,378         1,667
                                                 --------      --------      --------      --------
   Loss from operations                            (7,944)       (2,746)       (7,900)       (4,673)
Other income, net                                      20            --            13            --
                                                 --------      --------      --------      --------
   Loss before benefit from income taxes           (7,924)       (2,746)       (7,887)       (4,673)
Benefit from income taxes                          (3,090)       (1,071)       (3,076)       (1,823)
                                                 --------      --------      --------      --------
   Net loss                                      $ (4,834)     $ (1,675)     $ (4,811)     $ (2,850)
                                                 ========      ========      ========      ========


5. COMMERCIAL DIVESTITURE

         In July 2003, management decided to explore a divestiture of the Company's remaining commercial operations located in Ohio and San Diego, CA. The Company intends to effect the divestiture through a sale to third party buyers and/or location management. The net book value of these operations as of June 30, 2003 was $9.4 million. Initial discussions have taken place with several parties, however pricing has not been determined. Depending upon the final terms of the sale, the Company may record a loss on the disposal of this business segment.

6. WARRANTY RESERVE

         For certain contracts, the Company warrants labor for one year after completion of a plumbing or air conditioning installation. A reserve for warranty costs is recorded based upon the historical level of warranty claims and management's estimate of future costs.

         The changes in the consolidated warranty liability for the presented periods are as follows:

                                               Six months ended June 30,
                                               -------------------------
                                                  2002           2003
                                               ---------      ----------
Balance at beginning of period:                  $ 2,487      $ 2,957
     Warranty costs incurred                      (2,336)      (3,339)
     Warranty expense                              2,527        4,073
                                                 -------      -------
Balance at end of period:                        $ 2,678      $ 3,691
                                                 =======      =======


7. LONG TERM DEBT

         BANK CREDIT FACILITY

         The bank credit facility, as amended, (the "Credit Facility") is a senior secured revolving commitment in an aggregate principal amount of $83.9 million. The Credit Facility was used to (a) fund acquisitions, (b) repurchase Senior Subordinated Notes, (c) repurchase Class B common stock (d) redeem preferred stock and (e) provide working capital. The Credit Facility bears interest, at the option of the Company, at the base rate of the agent bank plus an applicable margin or at LIBOR, plus an applicable margin. The applicable margin is 4.50% above LIBOR or 3.50% above the agent bank's base rate. Interest on base rate loans is payable monthly in arrears and interest on LIBOR loans is payable at the end of each borrowing period. In 2001, the Company amended and restated its Credit Facility to extend the maturity to March 31, 2004. All principal amounts borrowed will be payable in full at maturity. The Company is seeking alternative sources of capital to repay the amounts due under the Credit Facility. Should AMPAM be unsuccessful in obtaining additional sources of capital or unable to negotiate an extension of the Credit Facility or otherwise obtain the forbearance of the banks under the Credit Facility, the Company may find it necessary, among other options, to seek protection under the United States Bankruptcy Code.

         The Credit Facility is secured by (1) the accounts receivable, inventory, equipment and other personal property of the Company, and (2) all of the capital stock owned by AMPAM in its existing or later-formed domestic subsidiaries. The Company is required to make prepayments or commitment reductions on the Credit Facility under certain circumstances. As of June 30, 2003, the average interest rate on the Credit Facility was 5.6%. Because the maturity of the Credit Facility is less than one year from the end of the reporting period, the outstanding amount of the Credit Facility has been classified as a component of "Current maturities of long-term debt." As of June 30, 2003, the Company had borrowings under the Credit Facility of $76.9 million and outstanding letters of credit of $7.0 million.

         The Credit Facility requires the Company to maintain compliance with certain specified financial covenants including maximum ratios of funded debt to EBITDA, a minimum fixed charge coverage ratio, a minimum net worth, a capital expenditure covenant, minimum EBITDA and other restrictive covenants. Additionally, the terms of the Credit Facility limit the ability of the Company to incur additional indebtedness, dispose of assets, make acquisitions or other investments, and to make various other payments. On March 28, 2003, an amendment to the Credit Facility was executed which amended certain covenants prospectively. The Company met the amended covenants as of June 30, 2003. As a condition of the amendment, fees of $0.8 million were paid and the interest rate on the Credit Facility was increased by 0.5%. Additionally, as a condition of the amendment, the Company agreed that if it did not repay its obligation under the Credit Facility by July 31, 2003, an additional 1% fee would be due the banks. Because the Company did not repay the Credit Facility in full on July 31, 2003, the Company made a payment of $0.8 million to the banks on or about that date. The Company's Credit Facility and Senior Subordinated Notes contain cross default provisions.

         AMPAM utilizes its cash flow from operations and to the extent available, borrowings under the Credit Facility, to enable the Company to meet its working capital needs, debt service requirements and planned capital expenditures for property and equipment. As of July 31, 2003, the Company had borrowings under the Credit Facility of $76.9 million, outstanding letters of credit of $7.0 million and cash on hand of $12.5 million. As the Company is fully borrowed under the Credit Facility, all future cash flow requirements must be provided by operating activities and the existing cash on hand. If these sources of funding are insufficient to meet the Company's operating cash requirements, the Company will need to seek additional sources of liquidity or take other actions, which may among other options include seeking protection under the United States Bankruptcy Code.

SENIOR SUBORDINATED NOTES

         On May 19, 1999, the Company completed an offering of $125.0 million of 11 5/8% senior subordinated notes due in 2008 (the "Senior Subordinated Notes"). Subsequently, $30.0 million in face value of the outstanding Senior Subordinated Notes were repurchased and retired. The Senior Subordinated Notes are subordinated to all existing and future senior indebtedness of the Company and are guaranteed by each of the Company's current and future subsidiaries. Separate financial information of the subsidiary guarantors is not presented as the parent company has no independent assets or operations, and the guarantees as to the Senior Subordinated Notes are full and unconditional and joint and several. There are no restrictions on the ability of the parent company to obtain funds from the subsidiary guarantors. The Company has the option to redeem the Senior Subordinated Notes at any time on or after 2004 at specified redemption prices. Additionally, the Company is required under certain circumstances to offer to repurchase the Senior Subordinated Notes at specified redemption prices in the event of a change in control. The terms of the Senior Subordinated Notes limit the ability of the Company to, among other things, incur additional indebtedness, dispose of assets, make acquisitions, make other investments, pay dividends and to make various other payments. The Senior Subordinated Notes are reflected in the accompanying balance sheet net of an original issuance discount of approximately $1.1 million which is being amortized to interest expense over the term of the bonds. The Company makes semi-annual interest payments on the Senior Subordinated Notes of $5.5 million on April 15 and October 15 of each year. The Company's Credit Facility and Senior Subordinated Notes contain cross default provisions.

Long-term debt consists of the following (in thousands):

                                               December 31,     June 30,
                                                   2002           2003
                                               ------------    ---------
Senior Subordinated Notes                       $  93,799      $  93,906
Bank Credit Facility                               60,000         76,900
Capital lease obligations                             910            854
                                                ---------      ---------
   Total Debt                                     154,709        171,660
Less - Current maturities                            (113)       (77,013)
                                                ---------      ---------
   Long Term Debt                               $ 154,596      $  94,647
                                                =========      =========

8. COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

         In October 2001, AMPAM and its operating subsidiary AMPAM Christianson, L.P. filed suit against two former stockholders of Christianson Enterprises who were holders of approximately one-half of AMPAM's Series A Redeemable Preferred Stock ("preferred stock") alleging, among other things, breaches of certain provisions of the underlying acquisition agreement pursuant to which AMPAM purchased Christianson Enterprises n/k/a AMPAM Christianson. In February 2002, the defendants filed a counterclaim alleging, among other things, anticipatory breach of the acquisition agreement. On April 1, 2002, the parties finalized a settlement agreement and general release pursuant to which the defendants and related parties tendered all of their preferred stock and AMPAM paid the defendants and related parties $3.1 million. As of April 1, 2002, the defendants and their related parties held 524,410 shares of preferred stock with a liquidation value of $6.8 million and were due approximately $0.5 million for outstanding but undeclared dividends, all of which were included in the settlement. Upon transfer of consideration, AMPAM retired 524,410 shares of preferred stock and realized an increase in Additional Paid in Capital of $3.8 million representing the liquidation value of the preferred stock received net of the proceeds attributable to the preferred stock and costs incurred to facilitate the settlement. The parties have no further duties, obligations, or liabilities to each other related to the acquisition agreement or preferred stock and have released any and all claims against each other.

         The three remaining holders of AMPAM's preferred stock, together holding 524,410 shares, have exercised their right under the terms of the preferred stock designation to require the Company to purchase all of their preferred stock. Restrictions within the terms of the Company's Credit Facility preclude redemption of the preferred stock and the payment of further dividends. Because the preferred stock has been "put" to AMPAM, the liquidation value of these shares has been classified as "Other long-term liabilities" on the balance sheet as of June 30, 2003. On or about January 22, 2003, the remaining preferred stockholders initiated a binding arbitration proceeding against the Company seeking, among other things, specific performance by the Company to purchase all of their preferred stock. On or about July 15, 2003, the parties agreed to a settlement under which the preferred stockholders would tender all outstanding shares of preferred stock and forgo any and all claims for dividends and damages in exchange for a payment of $3.5 million. The payment, which is subject to approval by the Company's lenders, is due on September 15, 2003.

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

         INSURANCE

         The Company is self-insured for health care, workers' compensation, and general, property and auto liability up to predetermined amounts above which third party insurance applies up to policy limits. As of June 30, 2003, the Company has accrued for the expected costs under the self insured programs. These accruals are based on industry development factors that may change based upon AMPAM's actual claim experience. The Company is insured through third party insurance for other types of exposures including an umbrella policy up to specific limits. To the extent claims are made against the Company and coverage is denied by the insurance carrier or the aggregate losses under the policy exceed the policy limits, the Company may be liable for additional costs.

9. GOODWILL

         In June 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS 142, effective January 1, 2002, established new accounting and reporting requirements for goodwill and other intangible assets and addressed the accounting and reporting for acquired goodwill and other intangible assets. SFAS 142 required the Company to complete a transitional goodwill impairment test within six months from the date of adoption. It also provides that goodwill should not be amortized, but must be tested for impairment annually or more frequently if circumstances indicate potential impairment. Under SFAS 142, the impairment adjustment, if any, recognized at adoption of the new rules was to be reflected as a cumulative effect of change in accounting principle in the statement of income. Prospectively, goodwill impairment will be assessed using a discounted cash flow methodology. Impairment adjustments recorded subsequently are required to be recognized as an operating expense.

         Significant estimates used in the methodologies include estimates of future cash flows, future short-term and long-term growth rates, and weighted average cost of capital. On an ongoing basis (absent any impairment indicators), the Company will perform impairment tests annually.

         In the first quarter of 2002, goodwill was tested for impairment by comparing the fair value of each business segment with its carrying value. Based on the impairment tests performed, the Company recognized a charge of $34.6 million, net of tax, in the first quarter of 2002 to reduce the carrying value of goodwill associated with the commercial segment to its implied fair value. This adjustment was reflected as a cumulative effect of a change in accounting principle in the first quarter 2002 statement of income. Due to further deterioration of the commercial segment in 2002, AMPAM re-evaluated the carrying value of the goodwill for each segment as of December 31, 2002. Upon completion of the evaluation, the Company recorded an impairment of the remaining goodwill related to the commercial segment of $12.7 million in December 2002. Because the expensing of goodwill is almost entirely non-deductible for tax purposes, neither of these expenses created a material tax benefit for the Company. At June 30, 2003, the Company had $107.2 million of goodwill remaining on the balance sheet.

10. STOCK BASED COMPENSATION

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

         The Company has elected to follow the disclosure only requirements of SFAS 148 and thus will not record compensation expense for option issuances. Therefore, in accordance with SFAS 148, the Company must disclose the proforma amounts as if compensation expense had been recorded for all option issuances. The Company uses the Black-Scholes pricing model to measure the pro-forma compensation expense attributable to stock options granted to employees. If the stock options granted had been expensed the Company's net income / (loss) would have been decreased / (increased) to the pro forma amounts indicated below (in thousands):

                                                         Three months ended           Six months ended
                                                              June 30,                     June 30,
                                                       ----------------------      ----------------------
                                                         2002          2003          2002          2003
                                                       --------      --------      --------      --------
Net income (loss) as reported                          $ (3,559)     $  1,206      $(37,684)     $    838
     Pro forma compensation expense associated
        with expensing options at fair value               (208)         (112)         (439)         (254)
                                                       --------      --------      --------      --------
Pro forma net income (loss)                            $ (3,767)     $  1,094      $(38,123)     $    584
                                                       ========      ========      ========      ========

         As of June 30, 2003, approximately 2.0 million options for common stock are available for grant under the Company's stock option plan.

         The Company has reserved 108,928 shares of its common stock for issuance to certain current and former employees pursuant to the founding companies acquisition agreements.

11. RELATED PARTY TRANSACTIONS

         On or about April 23, 2003 Mr. David C. Baggett resigned his positions as President, Chief Operating Officer and Chief Financial Officer of the Company. In connection with Mr. Baggett's resignation, he received a lump sum payment of $0.5 million in exchange for a one-year extension of his non-compete agreement, a one-year consulting agreement, payment of accrued but unpaid vacation and bonus amounts and a full release in favor of the Company from all claims and damages. Additionally, Mr. Baggett will receive certain medical and other benefits through May 1, 2004. Approximately $0.1 million associated with accrued vacation and bonus expense were reflected in the statement of income for the six months ended June 30, 2003. The remainder of the payment was capitalized and is being expensed over the terms of the consulting and non-compete agreements.

12. OPERATING SEGMENTS

         AMPAM's internal organizational structure is divided into three reporting segments: single family residential, multifamily residential and commercial. The Company's reportable segments offer similar products and services to distinct customer groups. Because each business segment requires different operating and marketing strategies they are managed and reviewed separately. During the second quarter of 2003, AMPAM derived approximately 59%, 28% and 13% of its revenue from single family residential, multifamily residential and commercial customers, respectively. For the six months ended June 30, 2003, AMPAM derived approximately 57%, 29% and 14% of its revenue from single family residential, multifamily residential and commercial customers, respectively. These three reporting segments all operate domestically, with no intersegment or foreign sales. The residential segments share the same growth strategies and provide plumbing and HVAC services; however, these different segments provide services to different customers and have different competitors. As discussed in note 5, the Company is exploring the divestiture of its remaining commercial operations.

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

         The financial information presented for each segment does not allocate corporate overhead costs. Corporate expenses in the periods presented include costs related to executive and operations management, sales and marketing, accounting and administrative support. Corporate assets primarily include cash, deferred tax assets, debt issuance costs, intangible assets (other than goodwill), fixed assets related to the Company's corporate office and non-trade accounts receivable. The goodwill associated with each segment is reflected in total assets for the segment. The Company measures performance of the segments based on income (loss) from operations.

         Segment information for the three months ended June 30, 2003 and 2002 is as follows (unaudited, in thousands):

2003                                   Single
                                       Family    Multifamily    Commercial    Corporate       Total
                                      --------   -----------    ----------    ---------     --------
Revenue                               $ 89,479     $ 43,094     $ 19,605            --      $152,178
Gross profit/(loss)                     15,342        7,645          615          (201)       23,401
Income/(loss) from operations            7,451        4,082       (2,327)       (2,559)        6,647

Total assets                           115,337      114,737       25,635        28,252       283,961
Capital spending                            41           19           38            --            98
Depreciation expense                       548          242          239            55         1,084



2002                                   Single
                                       Family    Multifamily   Commercial     Corporate      Total
                                      ---------  -----------   ----------     ---------    ---------
Revenue                               $  79,415    $ 42,982     $  25,144     $      38    $ 147,579
Gross profit/(loss)                      12,931       7,952        (4,655)          334       16,562

Income/(loss) from operations             5,204       4,248        (7,660)       (2,594)        (802)

Total assets                            112,206     110,640        53,593        12,229      288,668
Capital spending                            327         425           345           379        1,476
Depreciation expense                        643         254           409            64        1,370
        El Paso

         Segment information for the six months ended June 30, 2003 and 2002 is as follows (unaudited, in thousands):

2003                                   Single
                                       Family    Multifamily   Commercial    Corporate       Total
                                      --------   -----------   ----------    ---------      --------
Revenue                               $164,901     $ 85,553     $ 39,920      $     --      $290,374
Gross profit/(loss)                     25,662       16,113        1,892          (399)       43,268
Income/(loss) from operations            9,559        8,578       (3,383)       (4,388)       10,366

Capital spending                           207           92          102            --           401
Depreciation expense                     1,146          475          480           111         2,212


2002                                   Single
                                       Family     Multifamily  Commercial    Corporate        Total
                                      --------    -----------  ----------    ---------      --------
Revenue                               $150,128     $ 81,857     $ 55,731      $     43      $287,759
Gross profit/(loss)                     25,116       14,415       (2,084)          130        37,577
Income/(loss) from operations            9,688        7,014       (7,299)       (5,026)        4,377

Capital spending                           693          797          532           471         2,493
Depreciation expense                     1,319          506          844            95         2,764

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

         This report contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended ("Securities Act") and
Section 21E of the Exchange Act to be covered by safe harbors created thereby. Such forward-looking statements are made only as of the date of this report and involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Readers are cautioned that such information involves risks and uncertainties, including those created by general market conditions, competition and the possibility that events may occur which limit the ability of American Plumbing & Mechanical, Inc. and subsidiaries ("AMPAM", the "Company", "we" or "us") to maintain or improve its operating results. Such risks, uncertainties and other important factors include, among others, retention of key management, a national economic downturn or one or more regional downturns in construction, shortages of labor and specialty building materials, difficulty in obtaining or increased costs associated with debt financing, seasonal fluctuations in the demand for plumbing and HVAC systems, existing or future claims that could exceed the levels at which the Company is insured by third parties, the Company's ability to obtain performance bonds from third party sureties, the Company's ability to manage its growth, the use of incorrect project cost estimates which are used to determine our percentage of completion and revenue on uncompleted jobs and goodwill impairment write-offs. For further details on these risks, refer to the Risk Factor section of the Company's Form 10-K for the year ended December 31, 2002. All statements, other than statements of historical facts, included or incorporated by reference in this report that address activities, events or developments that we expect or anticipate will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), business strategy and measures to implement such strategy, competitive strengths, goals, expansion and growth of our business and operations, plans, references to future success, as well as other statements which include words such as "anticipate," "believe," "plan," "estimate," "expect," and "intend" and other similar expressions, constitute forward-looking statements. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and the inclusion of such information should not be regarded as a representation that it will occur.

GENERAL

         American Plumbing and Mechanical, Inc. and subsidiaries ("AMPAM", the "Company", "we" or "us") is the largest company in the United States focused primarily on the residential plumbing, heating, ventilation and air conditioning ("HVAC") contracting services industry. The Company also provides mechanical contracting services. We provide plumbing, HVAC installation and mechanical services to single family residential, multifamily residential and commercial construction customers.

         The core of our business reflects substantial improvement from last year, however, our Company has faced and continues to face challenges. Income from continuing operations reflects a $2.3 million, or 31.5%, increase from the same quarter last year. Significant challenges, notably the maturity of our Credit Facility on March 31, 2004, the changes in key management positions, which are discussed in more detail below and in Item 5 of Part II, and the shutdown of our unprofitable operations are being actively addressed by management and the Board of Directors.

         We are attempting to identify outside sources of capital to repay the amount due under the Credit Facility. To that end, the Board of Directors has engaged the restructuring firm of Conway, Del Genio, Gries & Co., LLC to assist the Company in this effort. We are in ongoing discussions with several parties interested in potentially providing financial resources to us. However, there can be no assurances that such resources will be available to the Company on reasonable terms. Should we be unsuccessful in obtaining additional sources of capital on terms acceptable to key operating management personnel or unable to negotiate an extension of the Credit Facility, or otherwise obtain the forbearance of the banks under the Credit Facility, we may find it necessary, among other options, to seek protection under the United States Bankruptcy Code.

         Although we have had changes in key management positions, our remaining management team is focused on creating an operationally driven organization with the goal of returning our Company to previous levels of profitability. Our former Chief Operating Officer, Bob Richey, has returned as President of our Western Single Family Operations. We expect his influence to have a significant positive impact on reversing the decline in profitability we have experienced in those operations. On or about May 1, 2003, Mr. Robert M. Nagel was retained by AMPAM as a consultant to assist in the development of a financial and operational restructuring plan. On or about June 1, 2003, Mr. Nagel joined AMPAM as Executive Vice President. We are also in the process of replacing the outside directors that resigned earlier this year. It is unlikely, however, that we will be successful in our efforts to add any new independent directors to our board before we have finalized and implemented our restructuring plan.

         The losses and cash outflows from the shutdown of unprofitable operations are substantially complete. Additionally, in July 2003, management decided to explore the divestiture of our remaining commercial operations to focus on our core residential business. These operations, while profitable, do not share the same operating synergies as our residential segments. Many of the jobs performed by the commercial business require performance bonds issued by third party sureties. Because of market conditions and the current nature of our bank debt, we are required to provide significant collateral to obtain these bonds. As we have limited bonding capacity in the current environment, management believes these collateral resources are better utilized to provide bonding on higher margin multifamily residential work. The Company intends to effect the divestiture through a sale to third party buyers and/or location management. Depending upon the final terms of the transaction, we may record a loss on the disposal of this segment. Approval of the Company's bank group, bond holders and preferred stockholders will be required to consummate the sale.

RESULTS OF CONSOLIDATED OPERATIONS

         The following discussion of our operating results should be read in conjunction with the consolidated financial statements.

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

         We are in the process of shutting down two of our commercial operations and have completed the shutdown of one of our small single family locations. Our operating results discussed below are separated into three sections representing results from our ongoing operations, discontinued operations and shutdown operations.

         The financial information presented for each segment does not allocate corporate overhead costs. Corporate expenses in the periods presented include costs related to executive and operations management, sales and marketing, accounting and administrative support. Corporate assets primarily include cash, deferred tax assets, debt issuance costs, intangible assets (other than goodwill), fixed assets related to the Company's corporate office and non-trade accounts receivable. The goodwill associated with each segment is reflected in total assets for the segment. The Company measures performance of the segments based on income (loss) from operations which is presented in the tables below:

                                                                   Three months ended June 30,
                                                -------------------------------------------------------------------
2003                                              Single
                                                  Family     Multifamily   Commercial     Corporate          Total
                                                ---------    -----------   ----------     ----------      ---------
Revenue                                         $  89,479     $  43,094     $  19,605      $      --      $ 152,178
Cost of revenue (includes depreciation)            74,137        35,449        18,990            201        128,777
                                                ---------     ---------     ---------      ---------      ---------
   Gross profit (loss)                             15,342         7,645           615           (201)        23,401
General and administrative expenses                 7,891         3,563         2,942          2,358         16,754
                                                ---------     ---------     ---------      ---------      ---------
   Income (loss) from operations                $   7,451     $   4,082     $  (2,327)     $  (2,559)     $   6,647
                                                =========     =========     =========      =========      =========

2002
Revenue                                         $  79,415     $  42,982     $  25,144      $      38      $ 147,579
Cost of revenue (includes depreciation)            66,484        35,030        29,799           (296)       131,017
                                                ---------     ---------     ---------      ---------      ---------
   Gross profit (loss)                             12,931         7,952        (4,655)           334         16,562
General and administrative expenses                 7,727         3,704         3,005          2,928         17,364
                                                ---------     ---------     ---------      ---------      ---------
   Income (loss) from operations                $   5,204     $   4,248     $  (7,660)     $  (2,594)     $    (802)
                                                =========     =========     =========      =========      =========

                                                                  Six months ended June 30,
                                                --------------------------------------------------------------
2003                                             Single
                                                 Family     Multifamily  Commercial     Corporate      Total
                                                --------    -----------  ----------     --------      --------
Revenue                                         $164,901     $ 85,553     $ 39,920      $     --      $290,374
Cost of revenue (includes depreciation)          139,239       69,440       38,028           399       247,106
                                                --------     --------     --------      --------      --------
   Gross profit (loss)                            25,662       16,113        1,892          (399)       43,268
General and administrative expenses               16,103        7,535        5,275         3,989        32,902
                                                --------     --------     --------      --------      --------
   Income (loss) from operations                $  9,559     $  8,578     $ (3,383)     $ (4,388)     $ 10,366
                                                ========     ========     ========      ========      ========
                                                                                                          2002
Revenue                                         $150,128     $ 81,857     $ 55,731      $     43      $287,759
Cost of revenue (includes depreciation)          125,012       67,442       57,815           (87)      250,182
                                                --------     --------     --------      --------      --------
   Gross profit (loss)                            25,116       14,415       (2,084)          130        37,577
General and administrative expenses               15,428        7,401        5,215         5,156        33,200
                                                --------     --------     --------      --------      --------
   Income (loss) from operations                $  9,688     $  7,014     $ (7,299)     $ (5,026)     $  4,377
                                                ========     ========     ========      ========      ========


ONGOING OPERATIONS

         Our ongoing operations reflect the results of the Company excluding the shutdown and discontinued operations.

Three months ended June 30, 2003 compared to the three months ended June 30,
2002

         SINGLE FAMILY SEGMENT

         The results of the continuing single family operations for the presented periods were as follows (in thousands):


                                                                      Three months ended June 30,
                                                                      ---------------------------
                                                                          2002               2003
                                                                      --------            -------
Revenue                                                                $79,415            $89,479
Cost of revenue (includes depreciation)                                 66,484             74,137
   Gross profit                                                         12,931             15,342
General and administrative expenses                                      7,727              7,891
                                                                       -------            -------
   Income from operations                                              $ 5,204            $ 7,451
                                                                       =======            =======

         Revenue from continuing single family operations increased $10.1 million or 12.7% in the second quarter of 2003 compared to the second quarter of 2002. The increase in revenue was due to an increased number of housing starts in our Phoenix, southern California and Sacramento markets offset by a slowdown of service in our Las Vegas market. The decrease in volume in our Las Vegas market is due to a deliberate reduction in volume in an effort to improve our margins in the market. Gross profit increased $2.4 million or 18.6% in the second quarter of 2003 compared to the second quarter of 2002, while gross margins from single family operations increased from 16.3% in the quarter ended June 30, 2002, to 17.1% in the quarter ended June 30, 2003. The increase in gross margins was mainly due to improvements in the Phoenix and Sacramento markets offset by declines in Las Vegas, northern Virginia and Maryland. The lower margins in our Las Vegas, northern Virginia and Maryland markets were the result of inefficiencies in our material utilization and higher labor costs.

         General and administrative expenses increased $0.2 million or 2.1% in the second quarter of 2003 compared to the second quarter of 2002 and, as a percentage of revenue, general and administrative expenses decreased from 9.7% for the quarter ended June 30, 2002 to 8.8% for the quarter ended June 30, 2003. The decrease in general and administrative expenses as a percentage of revenue is due to lower business insurance costs and overall cost cutting efforts. Income from single family operations increased $2.2 million from in the second quarter of 2003 when compared to the second quarter of 2002. As a percentage of revenue, income from operations increased to 8.3% for the quarter ended June 30, 2003, from 6.5% for the quarter ended June 30, 2002, due to the factors discussed above.

         MULTIFAMILY SEGMENT

         The results of the multifamily operations for the presented periods were as follows (in thousands):

                                            Three months ended June 30,
                                            ---------------------------
                                             2002               2003
                                            -------            -------
Revenue                                     $42,982            $43,094
Cost of revenue (includes depreciation)      35,030             35,449
                                            -------            -------
   Gross profit                               7,952              7,645
General and administrative expenses           3,704              3,563
                                            -------            -------
   Income from operations                   $ 4,248            $ 4,082
                                            =======             =======

         Revenue from multifamily operations increased slightly in the second quarter of 2003 compared to the second quarter of 2002. While revenue for the multifamily segment was relatively flat, we noted significant improvement in our southern California and southeastern United States markets offset by lower volume in our Maryland, Nevada and Colorado markets. Gross profit from multifamily operations decreased $0.3 million or 3.9% in the second quarter of 2003 compared to the second quarter of 2002, while gross margins decreased from 18.5% in the quarter ended June 30, 2002, to 17.7% in the quarter ended June 30, 2003. The decrease in gross margins was due to higher levels of field overhead leveraged over consistent volume offset by lower materials costs.

         General and administrative expenses decreased slightly in the second quarter of 2003, compared to the second quarter of 2002 and, as a percentage of revenue, decreased from 8.6% in the quarter ended June 30, 2002, to 8.3% in the quarter ended June 30, 2003. Income from multifamily operations decreased $0.2 million and, as a percentage of revenue, from 9.9% in the quarter ended June 30, 2002 to 9.5% in the quarter ended June 30, 2003 due to the factors discussed above.

         COMMERCIAL SEGMENT

         The results of the commercial operations for the presented periods were as follows (in thousands):

                                    Three months ended June 30, 2002         Three months ended June 30, 2003
                                   -----------------------------------      -----------------------------------
                                   Ongoing      Shutdown       Total         Ongoing     Shutdown        Total
                                   --------     --------      --------      --------     --------      --------
Revenue                            $ 15,323     $  9,821      $ 25,144      $ 19,732     $   (127)     $ 19,605
Cost of revenue (includes
   depreciation)                     13,693       16,106        29,799        17,484        1,506        18,990
                                   --------     --------      --------      --------     --------      --------
   Gross profit/(loss)                1,630       (6,285)       (4,655)        2,248       (1,633)          615
General and administrative
   expenses                           1,346        1,659         3,005         1,829        1,113         2,942
                                   --------     --------      --------      --------     --------      --------
   Income (loss) from
     operations                    $    284     $ (7,944)     $ (7,660)     $    419     $ (2,746)     $ (2,327)
                                   ========     ========      ========      ========     ========      ========

         Revenue from ongoing commercial operations increased $4.4 million or 28.8% in the second quarter of 2003 compared to the second quarter of 2002. The increase in revenue was due mainly to renewed strength in the commercial construction industry in our southern California and Indianapolis markets. Gross profit from ongoing commercial operations increased $0.6 million in the second quarter of 2003, compared to the second quarter of 2002 while gross margins increased from 10.6% in the quarter ended June 30, 2002 to 11.4% in the quarter ended June 30, 2003. The increase in gross margins was due to lower overhead expenses leveraged over higher volume.

         General and administrative expenses increased $0.5 million and, as a percentage of revenue, from 8.8% in the quarter ended June 30, 2002 to 9.3% in the quarter ended June 30, 2003, as a percentage of revenue. The increase in general and administrative costs was due to an increase in management and personnel costs. Income from ongoing commercial operations increased slightly and as a percentage of revenue increased from 1.9% in the quarter ended June 30, 2002 to 2.1% in the quarter ended June 30, 2003 due to the factors as discussed above.

CORPORATE

         General and administrative expenses at corporate decreased $0.5 million from $2.9 million in the quarter ended June 30, 2002, to $2.4 million in the quarter ended June 30, 2003. The decrease in general and administrative expenses at corporate was mainly due to a reduction in personnel and overall cost cutting efforts.

OTHER CONSOLIDATED ITEMS REQUIRED TO RECONCILE TO NET INCOME

         Other expense, net, increased $0.2 million from $4.4 million in the quarter ended June 30, 2002, to $4.6 million in the quarter ended June 30, 2003. The increase was mainly due to increased interest expense resulting from the higher interest rate that the Company pays on its variable rate debt.

         The provision for income taxes increased $2.7 million from a tax benefit of $1.9 million for the quarter ended June 30, 2002 to a tax provision of $0.8 million for the quarter ended June 30, 2003. The tax benefit reflects the Company's operating loss during the second quarter of 2002. Consolidated net income increased $4.8 million from a loss of $3.6 million for the quarter ended June 30, 2002, to net income of $1.2 million for the quarter ended June 30, 2003.

Six months ended June 30, 2002 compared to the six months ended June 30, 2003

         SINGLE FAMILY SEGMENT

         The results of the continuing single family operations for the presented periods were as follows (in thousands):

                                               Six months ended June 30,
                                               -------------------------
                                                  2002          2003
                                               ---------     -----------
Revenue                                         $150,128       $164,901
Cost of revenue (includes depreciation)          125,012        139,239
                                                --------       --------
   Gross profit                                   25,116         25,662
General and administrative expenses               15,428         16,103
                                                --------       --------
   Income from operations                       $  9,688       $  9,559
                                                ========       ========

         Revenue from continuing single family operations increased $14.8 million or 9.8% for the six months ended June 30, 2003 compared to the six months ended June 30, 2002. The increase in revenue was due to an increased number of housing starts in our Phoenix, southern California and Sacramento markets offset by a slowdown of service in our Las Vegas market. The decrease in volume in our Las Vegas market is due to a deliberate reduction in volume in an effort to improve our margins in the market. Gross profit increased by $0.5 million or 2.2% for the six months ended June 30, 2003 compared to the six months ended June 30, 2002, while gross margins from single family operations decreased from 16.7% for the six months ended June 30, 2002, to 15.6% for the six months ended June 30, 2003. The decrease in gross margins was mainly due to declines in Las Vegas, northern Virginia and Maryland offset by improvements in the Phoenix and Sacramento markets. The lower margins in our Las Vegas, northern Virginia and Maryland markets were the result of inefficiencies in our material utilization and higher labor cost.

         General and administrative expenses increased by $0.7 million or 4.4% for the six months ended June 30, 2003, but as a percentage of revenue, general and administrative expenses decreased from 10.3% for the six months ended June 30, 2002 to 9.8% for the six months ended June 30, 2003. The increase in general and administrative expenses is due to higher occupancy and business insurance expenses. The decrease in general and administrative expenses as a percentage of revenue is due to slightly higher fixed expenses leveraged over higher volume. Income from single family operations declined slightly for the six months ended June 30, 2003, and as a percentage of revenue decreased from 6.5% for the six months ended June 30, 2002 to 5.8% for the six months ended June 30, 2003 due to the factors discussed above.

         MULTIFAMILY SEGMENT

         The results of the multifamily operations for the presented periods were as follows (in thousands):

                                             Six months ended June 30,
                                             -------------------------
                                                2002           2003
                                             ---------       ---------
Revenue                                       $81,857         $85,553
Cost of revenue (includes depreciation)        67,442          69,440
                                              -------         -------
   Gross profit                                14,415          16,113
General and administrative expenses             7,401           7,535
                                              -------         -------
   Income from operations                     $ 7,014         $ 8,578
                                              =======         =======

         Revenue from multifamily operations increased $3.7 million or 4.5% for the six months ended June 30, 2003 compared to the six months ended June 30, 2002. The increase in revenue was due mainly to increases in our southeastern United States and southern California markets offset by lower volume in our Maryland, Colorado and Nevada markets. The increase in our southeastern United States and southern California markets is mainly due to increased levels of multifamily construction and favorable changes in job cost estimates on jobs completed in the first quarter of 2003 resulting in the recognition of the remaining revenue on these jobs. Gross profit from multifamily operations increased $1.7 million or 11.8% for the six months ended June 30, 2003 compared to the six months ended June 30, 2002, while gross margins increased from 17.6% for the six months ended June 30, 2002, to 18.8% for the six months ended June 30, 2003. The increase in gross margins was due to relatively constant levels of field overhead leveraged over higher volume, favorable changes in jobs estimates and lower materials costs.

         General and administrative expenses increased slightly for the six month period ended June 30, 2003 compared to the six month period ended June 30, 2002. As a percentage of revenue, general and administrative expenses decreased from 9.0% for the six months ended June 30, 2002 to 8.8% for the six months ended June 30, 2003. Income from multifamily operations increased $1.6 million in the six months ended June 30, 2003 compared to the six months ended June 30, 2002. As a percentage of revenue, multifamily income from operations increased from 8.6% for the six months ended June 30, 2002 to 10.0% for the six months ended June 30, 2003 due to the factors discussed above.

         COMMERCIAL SEGMENT

         The results of the commercial operations for the presented periods were as follows (in thousands):

                                     Six months ended June 30, 2002            Six months ended June 30, 2003
                                   -----------------------------------      -----------------------------------
                                   Ongoing      Shutdown       Total        Ongoing      Shutdown        Total
                                   --------     --------      --------      --------     --------      --------
Revenue                            $ 33,288     $ 22,443      $ 55,731      $ 38,960     $    960      $ 39,920
Cost of revenue (includes
   depreciation)                     29,850       27,965        57,815        34,062        3,966        38,028
                                   --------     --------      --------      --------     --------      --------
   Gross profit/(loss)                3,438       (5,522)       (2,084)        4,898       (3,006)        1,892
General and administrative
   expenses                           2,837        2,378         5,215         3,608        1,667         5,275
                                   --------     --------      --------      --------     --------      --------
   Income (loss) from
     operations                    $    601     $ (7,900)     $ (7,299)     $  1,290     $ (4,673)     $ (3,383)
                                   ========     ========      ========      ========     ========      ========

         Revenue from ongoing commercial operations increased $5.7 million or 17.0% for the six month period ended June 30, 2003 compared to the six month period ended June 30, 2002. The increase in revenue was due mainly to renewed strength in the commercial construction industry in our southern California market. Gross profit from ongoing commercial operations increased $1.5 million for the six month period ended June 30, 2003, compared to the six month period ended June 30, 2002. Gross margins increased from 10.3% to 12.6% for the six month periods ended June 30, 2002 and 2003, respectively. The increase in gross margins was due to our continued focus on higher margin jobs, increased volume and more efficient production.

         General and administrative expenses increased $0.8 million for the six months ended June 30, 2003 and, as a percentage of revenue, from 8.5% to 9.3% for the six months ended June 30, 2002 and 2003, respectively. The increase in general and administrative costs was due to an increase in management and personnel costs. Income from ongoing commercial operations increased $0.7 million, or as a percentage of revenue, from 1.8% for the six month period ended June 30, 2002 to 3.3% for the six month period ended June 30, 2003 due to the factors discussed above.

CORPORATE

         General and administrative expenses at corporate decreased $1.2 million from $5.2 million to $4.0 million for the six month periods ended June 30, 2002 and 2003, respectively. The decrease in general and administrative expenses at corporate was mainly due to a reduction in personnel and overall cost cutting efforts.

OTHER CONSOLIDATED ITEMS REQUIRED TO RECONCILE TO NET INCOME

         Other expense, net, increased $0.5 million from $8.3 million for the six month period ended June 30, 2002, to $8.8 million for the six month period ended June 30, 2003. The increase was mainly due to increased interest expense resulting from the higher interest rate that the Company pays on its variable rate debt.

         The provision for income taxes increased $2.1 million from a tax benefit of $1.4 million, generated by the Company's operating loss during the first six month period of 2002, to a tax provision of $0.7 million for the six month period ended June 30, 2003. Consolidated net income increased from a loss of $37.7 million for the six month period ended June 30, 2002, to net income of $0.8 million for the six months ended June 30, 2003. The net loss in the first six month period of 2002 reflects the cumulative effect of a change in accounting principle resulting from our adoption of SFAS 142.

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

         The results of the discontinued operation for the presented periods are as follows (in thousands):

                                                  Three months ended      Six months ended
                                                        June 30,               June 30,
                                                 -------------------     -------------------
                                                   2002        2003        2002        2003
                                                 -------      ------     -------      ------
Revenue                                          $ 1,203      $   --     $ 2,777      $   --
Cost of revenue (includes depreciation)            1,428          --       3,009          --
                                                 -------      ------     -------      ------
   Gross loss                                       (225)         --        (232)         --
General and administrative expenses                  317          --         563          --
                                                 -------      ------     -------      ------
   Loss from operations                             (542)         --        (795)         --
Other expense, net                                    --          --          --          --
                                                 -------      ------     -------      ------
   Loss before benefit from income taxes            (542)         --        (795)         --
Benefit from income taxes                           (211)         --        (310)         --
                                                 -------      ------     -------      ------
   Net loss                                      $  (331)     $   --     $  (485)     $   --
                                                 =======      ======     =======      ======

SHUTDOWN OPERATIONS

         Also in August 2002, management decided to shut down our commercial operations in Sacramento, CA and Pensacola, FL. For the quarter ended June 30, 2003, these operations collectively incurred operating losses of $2.7 million on a pretax basis. For the six months ended June 30, 2003, these operations collectively incurred operating losses of $4.7 million on a pretax basis. Management expects to incur an additional $0.5 million to $1.0 million pretax loss related to the shut down of these operations. The major portion of these losses relate to our commercial operations in Sacramento, CA. This operation expanded rapidly in late 2001 and early 2002 growing from approximately 150 employees at September 30, 2001 to approximately 450 employees at June 30, 2002. The loss at the shutdown locations resulted from underbidding on prospective contracts, unfavorable changes in job estimates and poor field performance.

         Management expects the shutdown locations' operations to be completed by September 30, 2003. Loss reserves of $0.5 million have been recorded at June 30, 2003 to reflect expected costs in excess of contract revenue at our Sacramento, CA and Pensacola, FL commercial operation locations. As of June 30, 2003, there were 12 active jobs as compared to 91 active jobs at June 30, 2002, at these locations.

         The results of these shutdown operations included in income from operations for the presented periods are as follows (in thousands):

                                                   Three months ended           Six months ended
                                                        June 30,                    June 30,
                                                 ----------------------      ----------------------
                                                   2002          2003          2002          2003
                                                 --------      --------      --------      --------
Revenue                                          $  9,821      $   (127)     $ 22,443      $    960
Cost of revenue (including depreciation)           16,106         1,506        27,965         3,966
                                                 --------      --------      --------      --------
   Gross loss                                      (6,285)       (1,633)       (5,522)       (3,006)
General and administrative expenses                 1,659         1,113         2,378         1,667
                                                 --------      --------      --------      --------
   Loss from operations                            (7,944)       (2,746)       (7,900)       (4,673)
Other expense, net                                     20            --            13            --
                                                 --------      --------      --------      --------
   Loss before benefit from income taxes           (7,924)       (2,746)       (7,887)       (4,673)
Benefit from income taxes                          (3,090)       (1,071)       (3,076)       (1,828)
                                                 --------      --------      --------      --------
   Net loss                                      $ (4,834)     $ (1,675)     $ (4,811)     $ (2,850)
                                                 ========      ========      ========      ========

SIGNIFICANT ACCOUNTING POLICIES

         USE OF ESTIMATES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities, disclosures of contingent liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Significant estimates are used to determine the Company's revenue on uncompleted contracts. These estimates also impact the current asset "Costs and estimated earnings in excess of billings on uncompleted contracts" and the current liability "Billings in excess of costs and estimated earnings on uncompleted contracts." See REVENUE RECOGNITION for a further discussion. Estimates of the ultimate liability for losses under self insured insurance programs are also included in the Company's consolidated financial statements. These estimates are developed based on the Company's historical losses and industry standard claims growth factors. Significant estimates are also used for goodwill impairment calculations, see GOODWILL for a further discussion. Actual results could differ from those estimates.

         REVENUE RECOGNITION

         AMPAM recognizes revenue from construction contracts on the percentage-of-completion method measured by the percentage of cost incurred to total estimated costs for each contract. Contract costs include all direct material and labor costs. Changes in job performance, job conditions, estimated profitability, and final contract settlements may result in revisions to costs and income, the effects of which are recognized in the period the revisions are determined. If the revised estimated direct costs will result in a "loss" contract, an accrual is made to record the estimated remaining loss at that time. The current asset, "Costs and estimated earnings in excess of billings on uncompleted contracts," represents estimated revenue recognized in excess of amounts billed. The current liability, "Billings in excess of costs and estimated earnings on uncompleted contracts," represents billings in excess of estimated revenue recognized.

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

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 2003, the Company had cash on hand of $15.9 million. However, current liabilities exceeded current assets by $6.9 million reflecting the classification of the $76.9 million due under the Credit Facility maturing on March 31, 2004 as a current liability. Additionally, the Company had $94.6 million of outstanding long-term indebtedness, including capital lease obligations totaling $0.7 million. As previously discussed, the Company is attempting to identify alternative sources of capital to repay the bank debt. To that end, the Board of Directors has engaged the restructuring firm of Conway, Del Genio, Gries & Co., LLC to assist the Company in this effort. We are in ongoing discussions with several parties interested in potentially providing financial resources to AMPAM. There can be no assurances that such borrowings will be made available to the Company on reasonable terms. Should the Company be unsuccessful in obtaining additional sources of capital on terms acceptable to key operating management personnel or unable to negotiate an extension of the Credit Facility or otherwise obtain the forbearance of the banks under the Credit Facility, AMPAM may find it necessary, among other options, to seek protection under the United States Bankruptcy Code.

         Because of the seasonal nature of AMPAM's business, the Company historically builds working capital in the first and second quarters of the year with the increase in volume and then reduces the demand for working capital through the third and fourth quarters as volume declines in the winter months.

         For the six months ended June 30, 2003, net cash used in operating activities was $3.3 million. This use of cash was primarily attributable to an increase in working capital and losses incurred at shutdown locations offset by income from ongoing operations. Cash used in investing activities was $0.3 million which primarily relates to capital expenditures of $0.4 million, offset by proceeds from sales of property and equipment. Cash provided by financing activities for the six months ended June 30, 2003, was $16.8 million and was obtained from net borrowings on the Company's Credit Facility. Cash on hand at June 30, 2003 was $15.9 million.

         For the six months ended June 30, 2002, net cash used in operating activities was $4.5 million. This use of cash was primarily attributable to losses incurred at shutdown locations and to an increase in working capital. Cash used in investing activities was $2.3 million which primarily relates to the capital expenditures of $2.5 million, offset by proceeds from sales of property and equipment. Cash provided by financing activities for the six months ended June 30, 2002, was $8.5 million and was primarily obtained from net borrowings on our Credit Facility offset by a $2.6 million payment for the preferred shares received in the lawsuit discussed in note 8 to the consolidated financial statements. Cash on hand at June 30, 2002 was $2.7 million.

         The Company's Credit Facility, with a total commitment of $83.9 million as amended, matures on March 31, 2004. Pursuant to the March 28, 2003, amendment, the Credit Facility bears interest, at the option of the Company, at the base rate of the agent bank plus an applicable margin or at LIBOR, plus an applicable margin. The applicable margin is 4.50% above LIBOR or 3.50% above the agent bank's base rate. As of June 30, 2003, the Company had outstanding letters of credit of $7.0 million which lowers our borrowing capacity under the Credit Facility.

         AMPAM utilizes its cash flow from operations and to the extent available, borrowings under the Credit Facility, to enable the Company to meet its working capital needs, debt service requirements and planned capital expenditures for property and equipment. As of July 31, 2003, the Company had borrowings under the Credit Facility of $76.9 million, outstanding letters of credit of $7.0 million and cash on hand of $12.5 million. As the Company is fully borrowed under the Credit Facility, all future cash flow requirements must be provided by operating activities. If cash flows from operations are insufficient to meet the Company's operating cash requirements, the Company will need to seek additional sources of liquidity or take other actions, which may, among other options, include seeking protection provided under the United States Bankruptcy Code. The Company makes semi-annual interest payments on the Senior Subordinated Notes of $5.5 million on April 15 and October 15 of each year. The Company made the April 15, 2003, interest payment as scheduled.

         The Credit Facility requires the Company to maintain compliance with certain specified financial covenants including maximum ratios of funded debt to EBITDA, a minimum fixed charge coverage ratio, a minimum net worth, a capital expenditure covenant, minimum EBITDA and other restrictive covenants. Additionally, the terms of the Credit Facility limit the ability of the Company to incur additional indebtedness, dispose of assets, make acquisitions or other investments and to make various other payments. On March 28, 2003, an amendment to the Credit Facility was executed which amended certain covenants prospectively. The Company met the amended covenants as of June 30, 2003. As a condition of the amendment, fees of $0.8 million were paid and the interest rate on the Credit Facility was increased by 0.5%. Additionally, the amendment provided that if the Company did not repay its obligation under the Credit Facility by July 31, 2003, an additional 1% fee would be due the banks. Because the Company did not repay the Credit Facility in full on July 31, 2003, the Company made a payment of $0.8 million to the banks on or about that date. The Company's Credit Facility and Senior Subordinated Notes contain cross default provisions.

         AMPAM has three remaining holders of preferred stock who cumulatively hold 524,410 shares. As of June 30, 2003, the value of the outstanding preferred shares was $6.8 million. Additionally, $0.7 million of accrued but undeclared dividends is due as of June 30, 2003. The preferred stockholders have exercised their right under the terms of the preferred stock designation to require the Company to purchase all of their preferred stock. Restrictions within the terms of the Company's Credit Facility preclude redemption of the preferred stock and the payment of further dividends. Because the preferred stock has been "put" to AMPAM, the liquidation value of these shares has been classified as "Other long-term liabilities" on the balance sheet as of June 30, 2003. For further discussion regarding the outstanding preferred shares refer to Part II, Item I, Legal Proceedings.

SEASONALITY

         The plumbing and HVAC industry is influenced by seasonal declines in operations and demand that affect the construction business, particularly in residential construction. These declines are due to weather, buying trends and other factors resulting in lower activity during the first and fourth quarters. There can be no assurance that AMPAM's combined geographic, service and product mix will be sufficient to overcome such declines that may occur in the future or that other seasonal patterns will not emerge. The Company's quarterly results may also be affected by the regional economic conditions. Accordingly, performance in any particular quarter may not be indicative of the results that can be expected for other quarters or for the entire year. Additionally, the Company's working capital requirements fluctuate based upon the seasonal change in volume with working capital increasing in the first and second quarters as volume increases with a corresponding decline in working capital at the end of the third quarter and into the fourth quarter as volume declines.

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

         If market interest rates were to increase immediately and uniformly by 100 basis points from levels as of June 30, 2003, the related annual interest expense would increase by approximately $0.8 million.

         Other than the items mentioned above, there were no other material quantitative or qualitative changes during the first six months of 2003 in the Company's market risk sensitive instruments.

ITEM 4. Controls and Procedures

         Management with the participation of the Chief Executive Officer ("CEO") and Controller, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on that evaluation, the CEO and Controller have concluded that as of the end of such period, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including the CEO and Controller, as appropriate, to allow timely decisions regarding required disclosures.

         AMPAM also maintains a system of internal accounting controls that are designed to provide reasonable assurance that the books and records of the Company accurately reflect the transactions of the Company and that the Company's polices and procedures are followed. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of
1934) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. - Legal Proceedings

         In October 2001, AMPAM and its operating subsidiary AMPAM Christianson, L.P. filed suit against two former stockholders of Christianson Enterprises who were holders of approximately one-half of AMPAM's Series A Redeemable Preferred Stock ("preferred stock") alleging, among other things, breaches of certain provisions of the underlying acquisition agreement pursuant to which AMPAM purchased Christianson Enterprises n/k/a AMPAM Christianson. In February 2002, the defendants filed a counterclaim alleging, among other things, anticipatory breach of the acquisition agreement. On April 1, 2002, the parties finalized a settlement agreement and general release pursuant to which the defendants and related parties tendered all of their preferred stock and AMPAM paid the defendants and related parties $3.1 million. As of April 1, 2002, the defendants and their related parties held 524,410 shares of preferred stock with a liquidation value of $6.8 million and were due approximately $0.5 million for outstanding but undeclared dividends, all of which were included in the settlement. Upon transfer of consideration, AMPAM retired 524,410 shares of preferred stock and realized an increase in Additional Paid in Capital of $3.8 million representing the liquidation value of the preferred stock received net of the proceeds attributable to the preferred stock and costs incurred to facilitate the settlement. The parties have no further duties, obligations, or liabilities to each other related to the acquisition agreement or preferred stock and have released any and all claims against each other.

         The three remaining holders of AMPAM's preferred stock, together holding 524,410 shares, have exercised their right under the terms of the preferred stock designation to require the Company to purchase all of their preferred stock. Restrictions within the terms of the Company's Credit Facility preclude redemption of the preferred stock and the payment of further dividends. Because the preferred stock has been "put" to AMPAM, the liquidation value of these shares has been classified as "Other long-term liabilities" on the balance sheet as of June 30, 2003. On or about January 22, 2003, the remaining preferred stockholders initiated a binding arbitration proceeding against the Company seeking, among other things, specific performance by the Company to purchase all of their preferred stock. On or about July 15, 2003, the parties agreed to a settlement under which the preferred stockholders would tender all outstanding shares of preferred stock and forgo any and all claims for dividends and damages in exchange for a payment of $3.5 million. The payment, which is subject to approval by the Company's lenders, is due on September 15, 2003.

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

        None

ITEM 3. - Defaults Upon Senior Securities

         None

ITEM 4. - Submission of Matters to a Vote of Security Holders

         The Annual Meeting of the Company's stockholders was held on May 29, 2003.

(a) The votes cast with respect to the election of three Class III Directors are summarized as follows:


     Director Name                 For           Against         Abstain      Total Votes
     -------------                 ---           -------         -------     -----------
     Lloyd C. Smith             11,655,031      1,012,825          2,946     12,670,802
     Stephen F. Turner          11,069,945      1,294,791        297,066     12,661,802
     Richard M. Pollard          3,008,664      9,365,072        297,066     12,670,802


         Consequently, the stockholders elected Lloyd C. Smith and Stephen F. Turner to the Company's Board of Directors. Richard M. Pollard was not re-elected by the stockholders to the Company's Board of Directors.

ITEM 5. - Other Information

         On or about April 23, 2003 Mr. David C. Baggett resigned his positions as President, Chief Operating Officer and Chief Financial Officer of the Company. In connection with Mr. Baggett's resignation, he received a lump sum payment of $0.5 million, in exchange for a one-year extension of his non-compete agreement, a one-year consulting agreement, payment of accrued but unpaid vacation and bonus amounts and a full release in favor of the Company from all claims and damages. Additionally, Mr. Baggett will receive certain medical and other benefits through May 1, 2004. On or about May 18, 2003, Mr. Lloyd C. Smith was named as the Company's President and Chief Operating Officer, and assumed Mr. Baggett's operations responsibilities. Mr. Paul Leleux, the Company's Controller, has assumed Mr. Baggett's financial responsibilities until a successor is identified and fills the position. On or about May 1, 2003, Mr. Robert M. Nagel was retained by the Company as a consultant to assist in the development of a financial and operational restructuring plan. On or about June 1, 2003, Mr. Nagel joined AMPAM as Executive Vice President.

         On or about May 28, 2003 Mr. David Baggett tendered his resignation as a Director of the Company. At the May 29, 2003 annual stockholders meeting, Richard M. Pollard was not re-elected to the board seat he held. On or about May 30, 2003 Susan O. Rheney, Albert W. Niemi, Jr. and Michael E. Workman, the remaining independent directors of the Company, tendered their resignation effective as of that date. The Company is in the process of replacing the outside directors that resigned earlier this year. It is unlikely, however, that AMPAM will be successful in its efforts to add any new independent directors to the Board of Directors before the restructuring plan has been finalized and implemented. As of the date of this filing, these seats remain open and the Board of Directors as a whole is acting as the Company's Audit Committee.

         Stephen Turner resigned his director seat on or about June 20, 2003. The Board of Directors appointed Mr. Robert C. Richey, a former director, to serve the remainder of Mr. Turner's unexpired term. Mr. Richey has also accepted the position of President of the Company's Western Single Family Operations.

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

         31.1 Certification of Robert A. Christianson pursuant to Rule 13a-14(a)/15d-14(a).

         31.2 Certification of Robert M. Nagle pursuant to Rule 13a-14(a)/15d-14(a).

         31.3     Certification of Paul Leleux pursuant to Rule
                  13a-14(a)/15d-14(a).

         32.1     Certification of Robert A. Christianson pursuant to 18 U.S.C.
                  Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2 Certification of Robert M. Nagel pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.3 Certification of Paul Leleux pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         *Incorporated by reference

         (b) The registrant filed a report dated June 5, 2003, on Form 8-K, announcing the reelection to the Registrant's Board of Directors of Lloyd C. Smith and Stephen F. Turner and the resignations of David C. Baggett, Susan O. Rheney, Albert W. Niemi, Jr., and Michael E. Workman from the Registrant's Board of Directors effective May 30, 2003.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          AMERICAN PLUMBING AND MECHANICAL, INC.



Date:  August 14, 2003                      By:  /s/ Robert A. Christianson
                                                 ---------------------------
                                                 Robert A. Christianson,
                                                 Chief Executive Officer


Date:  August 14, 2003                      By:  /s/ Robert M. Nagel
                                                 ---------------------------
                                                 Robert M. Nagel,
                                                 Executive Vice President


Date:  August 14, 2003                      By:  /s/ Paul Leleux
                                                 ---------------------------
                                                 Paul Leleux,
                                                 Controller

                                 EXHIBIT INDEX

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

         31.1     Certification of Robert A. Christianson pursuant to Rule
                  13a-14(a)/15d-14(a).

         31.2     Certification of Robert M. Nagle pursuant to Rule
                  13a-14(a)/15d-14(a).

         31.3     Certification of Paul Leleux pursuant to Rule
                  13a-14(a)/15d-14(a).

         32.1     Certification of Robert A. Christianson pursuant to 18 U.S.C.
                  Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2     Certification of Robert M. Nagel pursuant to 18 U.S.C. Section
                  1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley
                  Act of 2002.

         32.3     Certification of Paul Leleux pursuant to 18 U.S.C. Section
                  1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley
                  Act of 2002.

         *Incorporated by reference